Form 10QSB
period 1999-03-31
INDUSTRIAL ECOSYSTEMS INC
filed 1999-05-21
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-29838
                                             -------

                        INDUSTRIAL ECOSYSTEMS, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Utah                                             94-3200034
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

              450 Dondee Way, Suite 10, Pacifica, California  94044
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (650) 355-4050
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes      No X
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                       33,000,905
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 1999

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                         INDUSTRIAL ECOSYSTEMS, INC.
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)


     The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In addition, management of the Company has elected to omit the necessary comparative statement of operations for the three months ended March 31, 1998 and the comparative statement of cash flows for the three months ended March 31, 1998, because quarterly financial statements were not prepared by the Company for the 1998 year. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the period presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                  March 31,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                    $     39,704   $     12,552
   Restricted cash (Note 1)                           41,425         40,669
   Accounts receivable (Note 1)                       98,103         35,079
   Prepaid expenses                                   43,529              -
                                                ------------   ------------

     Total Current Assets                            222,761         88,300
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         270,141        275,973
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture (Note 7)                    -              -
   Deposits                                           10,940         10,740
                                                ------------   ------------

     Total Other Assets                               10,940         10,740
                                                ------------   ------------

     TOTAL ASSETS                               $    503,842   $    375,013
                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                  March 31,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                             $    154,521   $    356,890
   Accrued expenses (Note 4)                         374,509        323,755
   Unearned revenue (Note 1)                               -         21,666
   Due to related party (Note 3)                      14,286         14,286
   Notes payable, current portion (Note 5)            76,064         85,902
                                                ------------   ------------

     Total Current Liabilities                       619,380        802,499
                                                ------------   ------------

LONG-TERM DEBT

   Note payable, related party (Note 6)              557,537              -
   Notes payable (Note 5)                            133,086        157,405
                                                ------------   ------------

     Total Long-Term Debt                            690,623        157,405
                                                ------------   ------------

     Total Liabilities                             1,310,003        959,904
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)               395,900        747,819
                                                ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 33,000,905 and
    33,596,906 shares issued and outstanding,
    respectively                                      33,001         33,597
   Additional paid-in capital                     20,589,759     21,116,770
   Other comprehensive income                         41,767         38,419
   Accumulated deficit                           (21,866,588)   (22,521,496)
                                                ------------   ------------

     Total Stockholders' Equity (Deficit)         (1,202,061)    (1,332,710)
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    503,842   $    375,013
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                  For the Three
                                                  Months Ended
                                                    March 31,
                                                      1999
                                                   ----------

REVENUES

   Net sales                                       $  130,833
   Direct costs                                        86,717
                                                   ----------
     Gross Profit                                      44,116
                                                   ----------
EXPENSES

   General and administrative                         236,066
   Depreciation and amortization                       24,663
                                                   ----------
     Total Expenses                                   260,729
                                                   ----------
     Loss From Operations                            (216,613)
                                                   ----------
OTHER INCOME (EXPENSE)

   Other income                                        26,869
   Interest income                                        112
   Interest expense                                    (9,024)
   Bad debt expense                                         -
                                                   ----------
     Total Other Income (Expense)                      17,957
                                                   ----------

NET LOSS BEFORE EXTRAORDINARY ITEMS                  (198,656)
                                                   ----------
EXTRAORDINARY ITEMS

 Income from recovery of shares (Note 11)             527,607
 Debt forgiveness (Note 8)                            325,957
                                                   ----------
  Total Extraordinary Items                           853,564
                                                   ----------
NET INCOME                                         $  654,908
                                                   ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                         3,348
                                                   ----------
NET COMPREHENSIVE INCOME                           $  658,256
                                                   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)
                                  (Unaudited)

                                                  For the Three
                                                   Months Ended
                                                    March 31,
                                                      1999
                                                   ----------
BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01)
 Extraordinary items                                     0.03
                                                   ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $     0.02
                                                   ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01)
 Extraordinary items                                     0.03
                                                   ----------

 FULLY DILUTED EARNINGS (LOSS) PER SHARE           $     0.02
                                                   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1997     25,289,876   $ 25,290   $ 18,880,552   $    23,755  $ (20,626,747)

Common stock issued for cash
 at an average price of $0.35
 per share                      2,865,701      2,866        998,056          -              -

Common stock issued in lieu
 of debt at an average price
 of $0.16 per share             5,341,330      5,341        830,726          -              -

Common stock issued for
 services rendered at an
 average of $0.21 per share        99,999        100         21,325          -              -

Additional capital contributed       -          -           386,111          -              -

Currency translation adjustment      -          -              -           14,664           -

Net loss for the year ended
 December 31, 1998                   -          -              -             -        (1,894,749)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1998     33,596,906     33,597     21,116,770        38,419    (22,521,496)

Common stock cancelled
 (Unaudited)                     (596,001)      (596)      (527,011)         -              -

Currency translation adjustment
 (Unaudited)                         -          -              -            3,348           -

Net income for the three
 months ended March 31, 1999
 (Unaudited)                         -          -              -             -           654,908
                              -----------   --------   ------------   -----------   ------------
Balance, March 31, 1999
 (Unaudited)                   33,000,905   $ 33,001   $ 20,589,759   $    41,767   $(21,866,588)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the Three
                                                   Months Ended
                                                    March 31,
                                                      1999
                                                   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                          $  654,908
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                       24,663
   Debt forgiveness                                  (325,957)
   Income from recovery of shares                    (527,607)
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable         (63,024)
   (Increase) decrease in deposits and prepaid
     expenses                                         (43,729)
   Increase (decrease) in accounts payable           (199,777)
   Increase (decrease) in unearned revenue            (21,666)
   Increase (decrease) in accrued expenses             50,754
   Increase (decrease) in contingent liabilities      (25,962)
                                                   ----------
    Net Cash (Used) by Operating Activities          (477,397)
                                                   ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                             (18,831)
                                                   ----------
    Net Cash (Used) by Investing Activities           (18,831)
                                                   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Principle payments on notes payable                  (34,157)
 Cash received from notes payable                     557,537
                                                   ----------
  Net Cash Provided by Financing Activities           523,380
                                                   ==========

NET INCREASE IN CASH                                   27,152

CASH AT BEGINNING OF PERIOD                            12,552
                                                   ----------
CASH AT END OF PERIOD                              $   39,704
                                                   ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $    9,024
 Income taxes                                      $        -


The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    March 31, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Industrial Ecosystems, Inc.(IEI) and its wholly-owned subsidiaries, Environmental Protection Company (EPC), I.E.I. Canada, Inc. (IEI Canada) and 1297833 Ontario, Ltd. and 1303873 Ontario, Ltd. Collectively, they are referred to herein as the "Company". IEI was incorporated in January, 1994 through the acquisition of Agri World Development Corp., a dormant public company. Agri World Development Corp. later changed its name to Industrial Ecosystems, Inc. IEI is principally a holding company but pays operating expenses for the bioremediation business.

In March 1994, IEI acquired 100% of EPC in exchange for 7,017,300 shares of its outstanding common stock. At the time of this acquisition, IEI was essentially inactive. Also, the exchange of IEI's common stock for the common stock of EPC resulted in the former stockholders of EPC obtaining control of IEI. Accordingly, EPC became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of EPC with no adjustment to the basis of EPC's assets acquired or liabilities assumed. For legal purposes, IEI was the surviving entity. EPC is in the bioremediation business and operates principally in New Mexico.

EPC held a minority interest in Analytica Environmental Laboratory. Analytica Environmental Laboratory was later dissolved. Subsequently, EPC voluntarily chose to satisfy some of the outstanding payroll liabilities of Analytica Environmental Laboratory.

Effective June 30, 1994, IEI, through its wholly-owned subsidiary, IEI Canada, Inc. (a Canadian Corporation) acquired 100% of I.T.E. Ecosystems, Inc., Amlin Grain Roasting, Inc. and a minority interest in N-Viro Systems Canada, Inc. The operations of I.T.E. Ecosystems, Inc. and Amlin Grain Roasting, Inc. were discontinued during 1994. In September 1994, IEI incorporated three wholly-owned subsidiaries called RFP Management & Development Corp., ROP Management & Development Corp. and IEI Canada, Inc. In December of 1996, IEI incorporated a separate wholly-owned subsidiary called ROP Liquid Feed Corp. In March 1998, IEI created an entity (merger company) for the purpose of merging IEI Canada, Inc., ROP Liquid Feed Corp., ROP Management & Development Corp. and RFP Management & Development Corp. into that entity. At the same time, the merger company was merged into a new entity named IEI Canada, Inc. Certain assets and certain liabilities of all of these companies were assumed by ROP North America, LLC, a joint venture company formed in March, 1998 (see Note
7), and the companies operations were discontinued.

During 1998, IEI Canada, Inc. incorporated two separate wholly-owned subsidiaries called 1297833 Ontario, Ltd. and 1303873 Ontario, Ltd. 1297833 Ontario, Ltd. was organized to be in the bioremediation business. Neither 1297833 Ontario, Ltd. or 1303873 Ontario, Ltd. have had operations.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  March 31, 1999 and December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic and Fully Diluted Earnings (Loss) Per Share

The computations of basic earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and the IEI Canada Inc. class A-special shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

e.  Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all years presented.

f.  Unearned Revenue

The Company entered into a one-year consulting agreement with the JV (see Note
7) whereby the Company would receive a total of $200,000 for management consulting. During 1998, the Company received a payment of $100,000 under the consulting agreement. The balance was payable based on meeting certain performance standards. At December 31, 1998, the Company had not met the performance standards and was not entitled to the additional $100,000 under the consulting agreement. Because the term of the agreement went from March, 1998 to March, 1999, the Company had unearned revenue of $0 and $21,666 as of March 31, 1999 and December 31, 1998, respectively.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    March 31, 1999 and December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.  Property and Equipment

Property and equipment is recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

                Description                 Estimated Useful Life
                ------------------------    ---------------------

                Furniture and fixtures         3 to 7 years
                Machinery and equipment        5 to 7 years
                Computers                      5 years
                Vehicles                       5 years
                Leasehold improvements        15 years
                Buildings                     15 years

h.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $41,425 and $40,669 as of March 31, 1999 and December 31, 1998,
respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

i.  Accounts Receivable

Accounts receivable consists almost entirely of amounts due from a major oil company. Those outstanding invoices are considered to be fully collectible and no allowance for doubtful accounts has been recorded.

j.  Provision For Taxes

At December 31, 1998, the Company has an accumulated deficit of $22,521,496 which includes net operating loss carryforwards that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

k.  Principles of Consolidation

The consolidated financial statements include those of Industrial Ecosystems, Inc. and its wholly-owned subsidiaries.

All material intercompany accounts and transactions have been eliminated.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1998 and December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.  Statement of Cash Flows

For the Company's foreign subsidiary, (IEI Canada and its subsidiaries), the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all years presented.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

m.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

n.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

o.  Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

p.  Comparison Figures for 1998

Management of the Company has elected to omit the necessary comparative statement of operations for the three months ended March 31, 1998 and the comparative statement of cash flows for the three months ended March 31, 1998 because quarterly financial statements were not prepared for the 1998 year.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                   March 31,    December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                  (Unaudited)

     Furniture and fixtures                      $     35,535   $     35,535
     Machinery and equipment                          435,005        429,005
     Computers                                         14,875         14,875
     Vehicles                                          81,400         70,900
     Leasehold improvements                             4,033         10,340
     Building                                          14,905         14,905
     Land                                              40,199         31,561
                                                 ------------   ------------
                                                      625,952        607,121
     Accumulated depreciation                        (355,811)      (331,148)
                                                 ------------   ------------
     Net property and equipment                  $    270,141   $    275,973
                                                 ============   ============

Depreciation expense for the three months ended March 31, 1999 was $24,663.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of March 31, 1999 and December 31, 1998, the Company owed $14,286 and $14,286, respectively, to an employee of the joint venture. This amount represents an advance made to the Company during 1996. The amount is non-interest bearing and due on demand.

The Company also has been involved in a number of related party transactions. The most significant of those transactions are summarized as follows:

The Company has made disbursements and issued shares of its common stock to certain officers and directors of the Company, relatives of these officers and directors and companies owned by these officers and directors, although those individuals are no longer officers or directors of the Company. Most of these funds have been paid for services rendered or for payments related to construction of the Company's facilities and equipment. Any payments made that could not be substantiated have been recorded by the Company as additional compensation to those certain officers and directors.

The Company's president, from time to time, received payments in the form of loans that have been repaid without interest. The Company's president also advanced funds to the Company from time to time in order for the Company to meet its ongoing needs. These advances were also repaid without interest.

The Company's transfer agent as of December 31, 1998, is controlled by a minority shareholder who has received options from the Company for consulting services. As of March 31, 1999 and December 31, 1998, the Company owed its transfer agent a total of $0 and $25,000, respectively. The minority shareholder has played a significant role in obtaining professional consulting, accounting and legal services for the Company in helping the Company try to become fully reporting with the SEC.

A former director of the Company has also controlled an entity that served as the Company's transfer agent prior to the current transfer agent taking over.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1999 and December 31, 1998


NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of March 31, 1999 and December 31, 1998 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. Reasonable interest and penalties have also been accrued as of March 31, 1999 and December 31, 1998.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

                                                    March 31,    December 31,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)
Note payable to a bank, interest at prime + 3%
  per annum, requires monthly payments of $1,860
  plus interest, matures in December, 2005,
  secured by machinery, equipment and certificate
  of deposit.                                     $    139,809   $    156,250

Note payable to a company, interest at 11.5% per
  annum, principle and interest of $ 5,002 due
  monthly, matures in June, 2000, secured by
  equipment.                                            69,341         82,058

Other obligations                                            -          4,999
                                                  ------------   ------------
Total Notes Payable                                    209,150        243,307
Less: Current Portion                                  (76,064)       (85,902)
                                                  ------------   ------------
Long-Term Notes Payable                           $    133,086   $    157,405
                                                  ============   ============

The aggregate principal maturities of notes payable are as follows:

         Year Ended
        December 31,                     Amount
        ------------                   ---------
           1999                       $   85,902
           2000                           45,795
           2001                           22,320
           2002                           22,320
           2003                           22,320
           2004 and thereafter            44,650
                                         =======

           Total                      $  243,307
                                         =======

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 6 - NOTES PAYABLE - RELATED PARTY

During the three months ended March 31, 1999, the Company obtaind a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawls from the line-of-credit are to be authorized by an independent credit committee on a case-by-case basis. Total advances from the line-of-credit through March 31, 1999 was $557,537. The line-of-credit is secured by the Company's interest in the JV and is due and payable in full by December 31, 2000.

NOTE 7 - INVESTMENT IN JOINT VENTURE

During March, 1998, IEI Canada, Inc., a wholly-owned subsidiary of IEI, entered into a joint venture agreement with JFJ Ecosystems, Inc. to form ROP North America, LLC (the JV). The JV created a wholly-owned subsidiary called ROP North America, Inc. (an Ontario Corporation) which became the operating entity. As of December 31, 1998, pursuant to a subsequent transaction, IEI Canada, Inc. has a 50% equity interest in the JV but does not have management control. The investment is being recorded under the equity method of accounting. Because of a significant first year loss of the JV, the investment is being recorded at $-0- as of December 31, 1998. The Company has the right to acquire the remaining 50% interest in the JV on or prior to December 31, 2000 conditional on meeting certain requirements established by the JV.

The joint venture was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through the joint venture's liquid feed system. The joint venture also raises hogs under contract. In addition, the hog farm is a beta-site for the joint venture's liquid feed products.

On March 20, 1998, the Company entered into an equipment lease agreement with the JV whereby the JV has agreed to lease from the Company a certain liquid feed distribution system for $4,414 per month for a term of seven years.

The Company also entered into an agreement with the JV on January 4, 1999, whereby the joint venture partner received an immediate vesting of its 50% membership interest in the JV and the termination of the Company's option to reduce the joint venture partners membership interest to 19%. The joint venture partner was also granted certain rights, subject to certain conditions, to exercise an option to exchange their membership interest in the JV for that number of shares of the Company's common stock which would make the joint venture partner a 33.3% owner of the total outstanding common shares of the Company's stock issued and outstanding at the time of exercise.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

During 1997, the Company entered into a lease agreement for its office facilities in Pacifica, California effective May 1, 1997 and expiring May 1, 2000. The monthly rental payment is $2,350.

The Company also has reserved and recorded possible contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded a total of contingent liabilities at March 31, 1999 and December 31, 1998 of $395,900 and $747,819, respectively. During the three months ended March 31, 1999, $25,962 was paid by the Company and $325,957 of the contigent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness has been recorded in the accompanying financial statements for the three months ended March 31, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  March 31, 1999 and December 31, 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Management of the Company has also incorporated numerous subsidiaries over the past years with no real business purpose. These subsidiaries incurred various debts that the Company is being held liable for. The Company may also be responsible to cover certain debts incurred by the former officers and directors of the Company that were intended to be personal debts. Current management of the Company is uncertain as to whether the debtors are holding the Company responsible for these debts. Management believes that the provision for commitments and contingencies adequately covers the potential liabilities that the Company may be held responsible for.

There are also certain individuals and entities that claim they have lien rights on some or all of the Company's fixed assets. The Company may have secured the same assets to more than one individual or entity. Management of the Company is currently uncertain as to whether these individuals have a legitimate claim or the potential liability related to these claims.

NOTE 9 - CLASS A-SPECIAL SHARES

IEI Canada, Inc., a wholly-owed subsidiary of the Company (by virtue of voting rights and common stock shares), has 324,390 class A-special shares outstanding that are convertible at the holder's option into 254,573 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted into IEI shares.

NOTE 10 - STOCK OPTIONS

On July 23, 1997, the Board of Directors agreed to issue an option to purchase 166,667 (post-split) shares of common stock at an exercise price of $0.15 per share to an entity that provided a loan to the Company.

On March 13, 1998, the Board of Directors agreed to issue options to various individuals who have provided and may continue to provide consulting and other services to the Company. Stock options for a total of 4,131,000 (post-split) shares of common stock were granted at an exercise price of $0.225 per share.

As of December 31, 1998, an aggregate of 4,297,667 options to purchase common shares were outstanding with exercise prices ranging from $0.15 to $0.225 per share. At the time the options were granted, the exercise price was equal to or greater than the prior 10 day average trading price of the Company's shares.

166,667 of the options will expire if not exercised by July 23, 2002 and 591,000 of the options will expire if not exercised by March 13, 2003. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005.

NOTE 11 - RECOVERY OF SHARES

During the three months ended March 31, 1999, the Company was able to recover a total of 596,001 shares of its outstanding common stock that had originally been recorded by the Company at a total cost of $527,607. Management believes

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                     March 31, 1999 and December 31, 1998

NOTE 11 - RECOVERY OF SHARES (Continued)

that these shares were originally issued to various individuals for services rendered. Once it was determined that the services were never performed, management requested the shares back. A resulting extraordinary gain of $527,607 has been recorded in the accompanying statement of operations for the three months ended March 31, 1999.

NOTE 12 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $22,521,496 at December 31, 1998 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company is in the process of trying to obtain new directors and management and focusing on additional avenues of generating revenues sufficient to cover the operating costs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 1999, the Board of Directors of the Company agreed to issue additional options to purchase a total of 945,000 shares of common stock with exercise prices as follows:

      Number of Options          Exercise Price          Expiration Date
      -----------------          --------------          ---------------
      225,000                    $1.00                   May 31, 2003
      720,000                    $0.16                   April 30, 2004

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     This report may contain "forward-looking" statements. The Company is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Results of Operations
---------------------

   General
   -------

     The Company's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, the Company has pursued the development of ROP North America, LLC ("ROP"), through the Company's wholly owned Canadian subsidiary, IEI Canada, which at March 31, 1999, was still in the development stage. The Company's results of operations include the costs of its investment in ROP.

     For the quarter ended March 31, 1999, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the period ended March 31, 1999, the Company had a gain of $3,340 as a result of foreign currency translation adjustment.

   Quarter ended March 31, 1999
   ----------------------------

     Substantially all revenue during the quarter was derived from EPC's operations. Total revenues for the quarter were $130,833 and direct costs associated therewith were $86,717 or approximately 66.3% of revenues. The direct costs for the quarter as a percent of sales was comparatively consistent was direct costs as a percentage of sales historically realized by the Company. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up, and, therefore, the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations. Amoco has recently completed a merger with British Petroleum which could possibly affect the amount of work Amoco makes available to EPC, although management has no indication, as yet, of any decline.

     Corporate Expense. For the quarter, total operating expenses were $260,729, consisting of general and administrative expenses of $236,066 and depreciation and amortization expenses of $24,663, resulting in a loss from operations of $(216,613). The operating expenses for the quarter represent a substantial reduction in overall operating expenses when compared as a percentage (approximately 15.4%) to the Company's operating expenses incurred for its fiscal year 1998 (approximately $1,675,000).

     Interest Expense. Interest expense for the quarter was $9,024, which is attributed to the line-of-credit obtained from a related party (See Note 6 to the Financial Statements).

     Other Income. Other income for the quarter was $26,869, of which, substantially all was represented by the balance of the income derived from the one-year consulting agreement with ROP. (See Note 1(f) to the Financial Statements.)

     Extraordinary Items. During the quarter the Company recognized income from the recovery of shares of its outstanding common stock that had been issued for services and expensed by the Company in a previous period. The expense was originally recorded at $527,607 and has now been recognized during the quarter as an extraordinary gain of $527,607. (See Note 11 to the Financial Statements.) In addition, during the quarter the Company recognized income from the forgiveness of $325,957 in debt by certain creditors of the Company. (See Note 8 to the Financial Statements.)

     As a result of the extraordinary items the Company had net comprehensive income of $658,256 for the quarter. The basic loss per share for the quarter before extraordinary items was $(0.01), while the Company experienced basic income per share of $0.03 after taking into account extraordinary items. The fully diluted earnings per share was $0.02.

Liquidity and Capital Resources
-------------------------------

     Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company.

     The Company had a working capital deficit of $(396,619), cash and cash equivalents of $39,704 and restricted cash deposits of $41,425 at March 31, 1999. Cash used in operations for the quarter was $(477,397)and was derived primarily from cash received from accounts receivable, borrowing against the line-of-credit, the recovery of common stock previously issued and the issuance of common stock for the conversion of debt.

     Because the Company has an accumulated deficit of $(21,866,588), has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1998 contained a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing need through December 31, 1999.

     Due to the need for working capital for both the Company, IEI Canada and its JV partner, JFJ Ecosystems, Inc. ("JFJ") restructured the JV to provide among other things, the establishment of a $750,000 line-of-credit for the Company from JFJ. As a result of the restructuring, JFJ has an equal 50% member of the JV with IEI Canada and IEI Canada's option to reduce JFJ's membership interest to 19% was terminated. The line-of-credit bears interest at 6% per annum until December 31, 2000, at which time all principal advanced under the line of credit, and any interest accrued thereon, will be due and payable in full. As security for the line of credit, the Company caused IEI Canada to pledge as security IEI Canada's 50% membership interest in the JV. If the line of credit is not timely repaid in full, IEI Canada's membership interest in the JV shall be conveyed to JFJ in satisfaction of the line of credit, thus making JFJ the 100% owner of the JV. All disbursements from the line of credit are subject to the prior review of an independent Credit Committee appointed by the Company's Board of Directors. At March 31, 1999, the Co had utilized $557,537 of the line-of-credit.

     At March 31, 1999, the Company had recorded $374,509 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. During the quarter the Company extended a preliminary settlement offer to the IRS. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the preliminary settlement offer are based on the trustee portion of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties"). The trustee portion due is approximately $90,000 and will require the Company to make payments to the IRS of approximately $5,000 per month over 24 months. Upon payment in full of the aggregate amount the IRS will provide the Company and any Responsible Parties with a full release from liability. Should the Company fail to maintain the monthly payments to the IRS, the IRS will have the right to collect from the individual Responsible Parties as well as the Company.

     Finalizing the settlement offer with the IRS will require the Company to provide the IRS with a narrative description of the Company's current plan of business operations and a logical reason for the compromise. In addition, the IRS will conduct an investigation of the assets of the Responsible Parties to determine whether or not the Responsible Parties have sufficient liquid assets to satisfy the trustee portion of the tax due.

     The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment or such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At March 31, 1999, the Company has recorded total contingent liabilities of $395,900, a reduction from $747,819 recognized at December 31, 1998.

     Impact of Inflation
     -------------------

     The Company does not anticipate that inflation will have a material impact on its current or proposed operations.

     Seasonality
     -----------

     The Company's bioremediation business operations tend to have varying degrees of seasonality. A majority of the Company's bioremediation jobs are done on sites in and around Farmington, New Mexico, during the warm weather months. Since many of the clean-up sites are located in rural areas and accessible only over dirt or unimproved roads, the Company's ability to excavate and remove contaminated soil can be restricted during inclement weather. In addition, soil is difficult or impracticable to dig and turn when the ground is frozen, the bioremediation process requires above freezing temperatures to be effective.


                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

     The Company is involved in litigation with 54GO Products, a New Mexico limited liability company ("54GO"), regarding an open account and a distribution agreement between 54GO and the Company's subsidiary Environmental Protection Company, a New Mexico corporation ("EPC"). 54GO filed a complaint in July 1997 in the Eleventh District Court of San Juan County, New Mexico, alleging that the Company owed money on an open account for products delivered by 54GO to EPC, and also for products to be delivered pursuant to the distribution agreement. In August 1997, the Company filed an answer to the complaint in which the Company contends that the products delivered by 54GO were not ordered by EPC, that EPC specifically requested the products not be delivered, and that 54GO refused to take the products back. The Company also contends that the distribution agreement was breached by 54GO before it became operational and that any obligation to purchase products under the agreement was negated by the failure of conditions precedent. A trial date of May 21, 1999 has been set. The total amount in dispute is approximately $75,000.

     On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which the Company engaged in discussions about a possible acquisition during 1994. The negotiations were never consummated, and no contract was ever signed. The letter of March 17, 1999 refers to a potential suit for performance under a contract or, alternatively, an action for breach of contract and detrimental reliance. Because no agreement was ever reached and no written contract signed, the Company believes that the threatened action is without merit. As of the date of this filing, the Company has not received notice of any action. Therefore, the Company cannot speculate about the potential amount of the claim, which, in any case, the Company believes will be promptly dismissed.

     On April 13, 1999, ROP received a letter from Canadian counsel representing Middlemarch Farms, Ltd., a Canadian company ("Middlemarch"), claiming a security interest in certain property transferred to ROP from IEI Canada in March 1998 as part of the transaction creating the JV. This claimed security interest was purportedly created in 1992, in connection with a loan transaction between Middlemarch and a precursor company to a former IEI Canada subsidiary.

     The claim is apparently based on the premise that there are monies owing to Middlemarch. The Company believes that the debt was fully satisfied in April 1996 through an agreement between the Company and Middlemarch converting debt to equity, represented by the Company's issuance to Middlemarch of 400,000 shares of the Company's common stock, plus cash payment of all outstanding interest.

     If Middlemarch proceeds with its claim, the Company may be involved in litigation in regards to the circumstances surrounding the creation of the claimed security interest and the payment of the debt. To date, the Company has seen no evidence of such security interest.

     The Company believes that the debt on which the claimed security interest is based has been fully satisfied. In addition, the Company has seen no evidence that such a security interest was ever created. Therefore, the Company believes that this threatened claim has no merit.

                      ITEM 2.  CHANGES IN SECURITIES

     None.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the period covered by this report, through the solicitation of proxies or otherwise. However, on March 31, 1999, the Company mailed a notice of special meeting and related proxy statement to shareholders of record as of March 19, 1999, for the purpose of (1) ratifying and approving certain agreements between the Company, IEI Canada and JFJ, (2) electing directors, (3) approving the Company's 1999 Stock Option and Award Plan, (4) approving certain modernizing changes to the Company's articles of incorporation, (5) ratifying the appointment of its independent auditors, and (6) transacting such other business that may properly come before the special meeting.

                       ITEM 5.  OTHER INFORMATION

     None.

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: May 21, 1999                   By/S/Tom Jarnagin, President and
                                       Director