Form 10QSB/A
period 1999-03-31
INDUSTRIAL ECOSYSTEMS INC
filed 1999-08-12
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB/A


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


     The accompanying financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore may not include all information and footnotes necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three
                                                         Months Ended
                                                    March 31,   March 31,
                                                      1999        1998
                                                   ----------  ----------

REVENUES

   Net sales                                       $  130,833  $  175,628
   Direct costs                                        86,717     104,975
                                                   ----------  ----------
     Gross Profit                                      44,116      70,653
                                                   ----------  ----------
EXPENSES

   General and administrative                         236,066     827,937
   Depreciation and amortization                       24,663      27,943
                                                   ----------  ----------
     Total Expenses                                   260,729     855,880
                                                   ----------  ----------
     Loss From Operations                            (216,613)   (785,227)
                                                   ----------  ----------
OTHER INCOME (EXPENSE)

   Other income                                        26,869       3,333
   Interest income                                        112         121
   Interest expense                                    (9,024)     (9,461)
   Loss on investment                                    -        (39,059)
   Loss on disposition of assets                         -        (14,311)
                                                   ----------  ----------
     Total Other Income (Expense)                      17,957     (59,377)
                                                   ----------  ----------

NET LOSS BEFORE EXTRAORDINARY ITEMS                  (198,656)   (844,604)
                                                   ----------  ----------
EXTRAORDINARY ITEMS

 Income from recovery of shares (Note 11)             527,607        -
 Debt forgiveness (Note 8)                            325,957        -
                                                   ----------  ----------
  Total Extraordinary Items                           853,564        -
                                                   ----------  ----------
NET INCOME (LOSS)                                  $  654,908  $ (844,604)
                                                   ==========  ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                         3,348        -
                                                   ----------  ----------
NET COMPREHENSIVE INCOME (LOSS)                    $  658,256  $ (844,604)
                                                   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)
                                  (Unaudited)

                                                         For the Three
                                                          Months Ended
                                                           March 31,
                                                      1999        1998
                                                   ----------  ----------
BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01) $    (0.03)
 Extraordinary items                                     0.03         -
                                                   ----------  ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $     0.02  $    (0.03)
                                                   ==========  ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01) $    (0.03)
 Extraordinary items                                     0.03         -
                                                   ----------  ----------

 FULLY DILUTED EARNINGS (LOSS) PER SHARE           $     0.02  $    (0.03)
                                                   ==========  ==========

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

Common stock canceled
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

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         For the Three
                                                          Months Ended
                                                           March 31,
                                                      1999        1998
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                          $  654,908  $ (844,604)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                       24,663      27,943
   Loss on investment in joint venture                   -         39,059
   Loss on disposition of assets                         -         14,311
   Debt forgiveness                                  (325,957)       -
   Income from recovery of shares                    (527,607)       -
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable         (63,024)     96,667
   (Increase) decrease in deposits and prepaid
     expenses                                         (43,729)   (114,306)
   Increase (decrease) in accounts payable           (199,777)   (351,467)
   Increase (decrease) in unearned revenue            (21,666)       -
   Increase (decrease) in accrued expenses             50,754    (200,249)
   Increase (decrease) in contingent liabilities      (25,962)   (130,907)
                                                   ----------  ----------
    Net Cash (Used) by Operating Activities          (477,397) (1,463,553)
                                                   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                             (18,831)    (33,923)
                                                   ----------  ----------
    Net Cash (Used) by Investing Activities           (18,831)    (33,923)
                                                   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                            -      1,000,922
 Additional capital contributed                          -        386,111
 Principle payments on notes payable                  (34,157)       -
 Cash received from notes payable                     557,537      96,070
                                                   ----------  ----------
  Net Cash Provided by Financing Activities           523,380   1,483,103
                                                   ==========  ==========

NET INCREASE (DECREASE) IN CASH                        27,152     (14,373)

CASH AT BEGINNING OF PERIOD                            12,552      14,459
                                                   ----------  ----------
CASH AT END OF PERIOD                              $   39,704  $       86
                                                   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $    9,024  $    8,009
 Income taxes                                      $        -           -


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

Effective June 30, 1994, IEI, through its wholly-owned subsidiary, IEI Canada, Inc. (a Canadian Corporation) acquired 100% of I.T.E. Ecosystems, Inc., Amlin Grain Roasting, Inc. and a minority interest in N-Viro Systems Canada, Inc. The operations of I.T.E. Ecosystems, Inc. and Amlin Grain Roasting, Inc. were discontinued during 1994. In September 1994, IEI incorporated three wholly-owned subsidiaries called RFP Management & Development Corp., ROP Management & Development Corp. and IEI Canada, Inc. In December of 1996, IEI incorporated a separate wholly-owned subsidiary called ROP Liquid Feed Corp. In March 1998, IEI created an entity (merger company) for the purpose of merging IEI Canada, Inc., ROP Liquid Feed Corp., ROP Management & Development Corp. and RFP Management & Development Corp. into that entity. At the same time, the merger company was merged into a new entity named IEI Canada, Inc. Certain assets and certain liabilities of all of these companies were assumed by ROP North America, LLC, a joint venture company formed in March, 1998 (see Note
7), and the companies operations were discontinued. The assets and liabilities were transferred to the joint venture at the related companies' book value.

During 1998, IEI Canada, Inc. incorporated two separate wholly-owned subsidiaries called 1297833 Ontario, Ltd. and 1303873 Ontario, Ltd. 1297833 Ontario, Ltd. was organized to be in the bioremediation business. Neither 1297833 Ontario, Ltd. or 1303873 Ontario, Ltd. have had operations.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

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

d.  Basic and Fully Diluted Earnings (Loss) Per Share

The computations of basic earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and the IEI Canada Inc. class A-special shares, have been included in the fully diluted loss per share for the three months ended March 31, 1999. Common Stock equivalents have not been included in the calculation for the three months ended March 31, 1998, as the effect is antidilutive.

e.  Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (
SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted loss per common share for all years presented.

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
                                                 ============   ============

Depreciation expense for the three months ended March 31, 1999 and 1998 was $24,663 and $27,943, respectively.

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

The Company also has been involved in a number of related party transactions. The most significant of those transactions are summarized as follows:

The Company has made disbursements and issued shares of its common stock to certain officers and directors of the Company, relatives of these officers and directors and companies owned by these officers and directors, although those individuals are no longer officers or directors of the Company. Most of these funds have been paid for services rendered or for payments related to construction of the Company's facilities and equipment. Any disbursements made to the related parties for which there was no supporting documentation were recorded by the Company as compensation to the related party.

The Company's president, from time to time, received payments in the form of loans that have been repaid without interest. The Company's president also advanced funds to the Company from time to time in order for the Company to meet its ongoing needs. These advances were also repaid without interest.

The Company's transfer agent as of December 31, 1998, is controlled by a minority shareholder who has received options recorded at their fair market value on the date of issuance from the Company for consulting services. As of March 31, 1999 and December 31, 1998, the Company owed its transfer agent a total of $0 and $25,000, respectively. The minority shareholder has played a significant role in obtaining professional consulting, accounting and legal services for the Company in helping the Company try to become fully reporting with the SEC.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

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

Following is the breakout of accrued expenses as of March 31, 1999 and December 31, 1998:

                                                    March 31,    December 31,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)

  Accrued payroll                                 $     18,940   $     12,411
  Accrued payroll taxes, penalties and interest        198,282        198,282
  Accrued interest                                      36,600         26,400
  Other                                                120,687         86,662
                                                  ------------   ------------
                                                  $    374,509   $    323,755
                                                  ============   ============

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
                                         =======

NOTE 6 - NOTES PAYABLE - RELATED PARTY

During the three months ended March 31, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit are to be authorized by an independent credit committee on a case-by-case basis. Total advances from the line-of-credit through March 31, 1999 was $557,537. The line-of-credit is secured by the Company's interest in the JV and is due and payable in full by December 31, 2000.

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

The Company also entered into an agreement with the JV on January 4, 1999, whereby the joint venture partner received an immediate vesting of its 50% membership interest in the JV and the termination of the Company's option to reduce the joint venture partners membership interest to 19%. The joint

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 7 - INVESTMENT IN JOINT VENTURE (CONTINUED)

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

The Company also has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded a total of contingent liabilities at March 31, 1999 and December 31, 1998 of $395,900 and $747,819, respectively. During the three months ended March 31, 1999, $25,962 was paid by the Company and $325,957 of the contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness has been recorded in the accompanying financial statements for the three months ended March 31, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

Management of the Company has also incorporated numerous subsidiaries over the past years with no real business purpose. These subsidiaries incurred various debts that the Company may be held liable for. The Company may also be responsible to cover certain debts incurred by the former officers and directors of the Company that were intended to be personal debts. Current management of the Company is uncertain as to whether the debtors are holding the Company responsible for, although no accrual has been recorded by the Company as a result of the potential debts from these former officers and directors. Management is unable to accurately estimate the potential loss and considers the potential loss to be remote.

There are also certain individuals and entities that claim they have lien rights on some or all of the Company's fixed assets. Management of the Company is currently uncertain as to whether these individuals have a legitimate claim or the potential liability related to these claims.

The Company is involved in certain litigation with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contends that they had never ordered the product delivered and that the distribution agreement was breached. As of the date of the report the case has been tried and a decision is currently pending before the Court. The Company has recorded a contingency of $30,000 (included in contingent liabilities) at March 31, 1999 and December 31, 1998.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 1999 and December 31, 1998

NOTE 9 - CLASS A-SPECIAL SHARES

During 1997, the Company issued 2,163,917 shares of common stock in exchange for the conversion of 2,163,917 shares of class-A special shares of IEI Canada, Inc., a wholly owned subsidiary of the Company (by virtue of voting rights and common stock shares). The class-A special shares were originally issued in connection with a Global Share Purchase Agreement during 1994. Each of the original shareholders of the class-A special shares received a warrant permitting the exchange of the shares for an equal number of shares of the Company at any time until 2015. A total of 4,000,000 class-A shares were originally issued.

At March 31, 1999 and December 31, 1998, 324,390 class A-special shares remain outstanding that are convertible at the holder's option into 254,573 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted into IEI shares.

NOTE 10 - STOCK OPTIONS

On July 23, 1997, the Board of Directors agreed to issue an option to purchase 166,667 (post-split) shares of common stock at an exercise price of $0.15 per share to an entity that provided a loan to the Company. At the time the options were granted the exercise price was equal to or greater than the prior 10-day average trading price of the Company's shares.

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

166,667 of the options will expire if not exercised by July 23, 2002 and 591,000 of the options will expire if not exercised by March 13, 2003. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005. 3,277,667 of the options were exercisable on December 31, 1998 and the remaining 1,020,000 options became exercisable if the Company successfully files Form 10SB with the Securities and Exchange Commission prior to December 31, 1999.

NOTE 11 - RECOVERY OF SHARES

During the three months ended March 31, 1999, the Company was able to recover a total of 596,001 shares of its outstanding common stock that had originally been recorded by the Company at a total cost of $527,607. Management believes that these shares were originally issued to various individuals for services rendered. Once it was determined that the services were never performed, management requested the shares back. A resulting extraordinary gain of $527,607 has been recorded in the accompanying statement of operations for the three months ended March 31, 1999.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                     March 31, 1999 and December 31, 1998

NOTE 12 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $22,521,496 at December 31, 1998, a working capital deficit and limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company is in the process of trying to obtain new directors and management and focusing on additional avenues of generating revenues sufficient to cover the operating costs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. During 1998, the Company began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services, and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

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

   Quarter ended March 31, 1999 compared to March 31, 1998
   -------------------------------------------------------

     Substantially all revenue during the quarter ended March 31, 1999 was derived from EPC's operations, with total revenues being $130,833 and direct costs associated therewith being $86,717 or approximately 66.3% of revenues. Total revenues for the quarter ended March 31, 1998 were $175,628 and direct costs associated therewith were $104,975, or approximately 59.8% of revenue. The direct costs for the quarter ended March 31, 1999 as a percent of sales was 6.5% higher than the direct costs as a percentage of sales realized by the Company for the quarter ended March 31, 1998. The increase in direct costs as a percent of revenues for the current period as compared to the prior comparative period can be attributed in a 25% decrease in total revenues for the period. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up, and, therefore, the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations. Amoco has recently completed a merger with British Petroleum which could possibly affect the amount of work Amoco makes available to EPC, although management has no indication, as yet, of any decline.

     Corporate Expense. For the quarter ended March 31, 1999 total operating expenses were $260,729, consisting of general and administrative expenses of $236,066 and depreciation and amortization expenses of $24,663, resulting in a loss from operations of $(216,613). For the quarter ended March 31, 1998 total operating expenses were $855,880, consisting of general and administrative expenses of $827,937 and depreciation and amortization expenses of $27,943, resulting in a loss from operations of $(785,227). The operating expenses for the quarter ended March 31, 1999 represent a substantial reduction in overall operating expenses (approximately 69.5%) compared to the Company's operating expenses incurred for the quarter ended March 31, 1998. The reduction in operating expenses for the quarter just ended is a direct result of the efforts the Company has undertaken to reduce cash outflows in non-revenue producing areas.

     Interest Expense. Interest expense for the quarter ended March 31, 1999 was $9,024, which is attributed to the line-of-credit obtained from a related party (See Note 6 to the Financial Statements). Interest expense for the quarter ended March 31, 1998 was $9,461, and is attributed to corporate borrowing during the normal course of business.

     Other Income. Other income for the quarter ended March 31, 1999 was $26,869, of which, substantially all was represented by the balance of the income derived from the one-year consulting agreement with ROP (see Note 1(f) to the Financial Statements), which represents an increase over other income of $3,333 for the quarter ended March 31, 1998. During the quarter ended March 31, 1998, the Company had expenses of $39,059 and $14,311, associated with loss on investment in the joint venture and disposition of assets, respectively, so that total other income (expense) for the prior year quarter was $(59,377) compared to $17,957 for the current quarter.

     Extraordinary Items. During the quarter ended March 31, 1999 the Company recognized income from the recovery of shares of its outstanding common stock that had been issued for services and expensed by the Company in a previous period. The expense was originally recorded at $527,607 and has now been recognized during the quarter as an extraordinary gain of $527,607. (See Note

11 to the Financial Statements.) In addition, during the quarter the Company recognized income from the forgiveness of $325,957 in debt by certain creditors of the Company. (See Note 8 to the Financial Statements.) The Company had no extraordinary items of income or expense during the quarter ended March 31, 1998.

     As a result of the extraordinary items the Company had net comprehensive income of $658,256 for the quarter ended March 31, 1999. The basic loss per share for the quarter before extraordinary items was $(0.01), while the Company experienced basic income per share of $0.03 after taking into account extraordinary items. The fully diluted earnings per share was $0.02. For the quarter ended March 31, 1998, the Company had a net comprehensive loss of $(844,604).

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

     The Company is involved in litigation with 54GO Products, a New Mexico limited liability company ("54GO"), regarding an open account and a distribution agreement between 54GO and the Company's subsidiary Environmental Protection Company, a New Mexico corporation ("EPC"). 54GO filed a complaint in July 1997 in the Eleventh District Court of San Juan County, New Mexico, alleging that the Company owed money on an open account for products delivered by 54GO to EPC, and also for products to be delivered pursuant to the distribution agreement. In August 1997, the Company filed an answer to the complaint in which the Company contends that the products delivered by 54GO were not ordered by EPC, that EPC specifically requested the products not be delivered, and that 54GO refused to take the products back. The Company also contends that the distribution agreement was breached by 54GO before it became operational and that any obligation to purchase products under the agreement was negated by the failure of conditions precedent. The case has been tried and a decision is now pending before the Court. The Company has recorded a contingent liability of $30,000 at March 31, 1999, in connection with the litigation.

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

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: August 11, 1999                 By/S/Tom Jarnagin, President and
                                       Director