Form 10QSB
period 1999-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 1999-08-16
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

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

(1)  Yes X    No     (2)  Yes      No X
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                       35,500,905
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 1999

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

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                   June 30,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                    $    231,981   $     12,552
   Restricted cash (Note 1)                           42,431         40,669
   Accounts receivable (Note 1)                      123,558         35,079
   Prepaid expenses                                   43,529              -
                                                ------------   ------------

     Total Current Assets                            441,499         88,300
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         245,276        275,973
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture (Note 7)                    -              -
   Deposits                                           21,606         10,740
                                                ------------   ------------

     Total Other Assets                               21,606         10,740
                                                ------------   ------------

     TOTAL ASSETS                               $    708,381   $    375,013
                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                   June 30,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES

   Accounts payable                             $     75,326   $    356,890
   Accrued expenses (Note 4)                         340,216        323,755
   Unearned revenue (Note 1)                               -         21,666
   Due to related party (Note 3)                       9,286         14,286
   Notes payable, current portion (Note 5)            33,861         85,902
                                                ------------   ------------

     Total Current Liabilities                       458,689        802,499
                                                ------------   ------------

LONG-TERM DEBT

   Note payable, related party (Note 6)              750,000              -
   Notes payable (Note 5)                            167,353        157,405
                                                ------------   ------------

     Total Long-Term Debt                            917,353        157,405
                                                ------------   ------------

     Total Liabilities                             1,376,042        959,904
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)               500,232        747,819
                                                ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 33,000,905 and
    33,596,906 shares issued and outstanding,
    respectively                                      35,501         33,597
   Additional paid-in capital                     20,837,259     21,116,770
   Other comprehensive income                         45,088         38,419
   Accumulated deficit                           (22,085,741)   (22,521,496)
                                                ------------   ------------

     Total Stockholders' Equity (Deficit)         (1,167,893)    (1,332,710)
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    708,381   $    375,013
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
REVENUES

   Net sales                                       $  204,059   $   79,956   $  334,892   $  255,584
   Direct costs                                       125,390       58,869      212,107      163,844
                                                   ----------   ----------   ----------   ----------
     Gross Profit                                      78,669       21,087      122,786       91,740
                                                   ----------   ----------   ----------   ----------
EXPENSES

   General and administrative                         311,446      198,070      547,512    1,026,008
   Depreciation and amortization                       24,865       27,784       49,528       55,726
                                                   ----------   ----------   ----------   ----------
     Total Expenses                                   336,311      225,854      597,040    1,081,734
                                                   ----------   ----------   ----------   ----------
     Loss From Operations                            (257,642)    (204,767)    (474,255)    (989,994)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE)

   Other income                                         5,630       38,130       32,499       41,463
   Interest income                                          3          103          115          224
   Interest expense                                   (15,715)      (7,705)     (24,739)     (17,166)
   Loss on investment                                    -         (32,013)        -         (71,071)
   Loss on disposition of assets                         -            -            -         (14,311)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Expense)                     (10,082)      (1,485)       7,875      (60,861)
                                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (267,724)    (206,252)    (466,380)  (1,050,855)
                                                   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS

 Income from recovery of shares (Note 11)                -            -         527,607         -
 Debt forgiveness (Note 8)                             48,571         -         374,528         -
                                                   ----------    ----------   ----------   ----------
  Total Extraordinary Items                            48,571         -         902,135         -
                                                   ----------   ----------   ----------   ----------
NET INCOME (LOSS)                                  $ (219,153)  $ (206,252)  $  435,755  $(1,050,855)
                                                   ==========   ==========   ==========   ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                         3,321         -           6,669         -
                                                   ----------    ----------   ----------   ----------
NET COMPREHENSIVE INCOME (LOSS)                    $ (215,832)  $ (206,252)  $  442,424  $(1,050,855)
                                                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)
                                  (Unaudited)


                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------


BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.00)  $    (0.01)  $    (0.01)  $    (0.04)
 Extraordinary items                                     0.00          -           0.03          -
                                                   ----------   ----------   ----------   ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $     0.00   $    (0.01)  $     0.02   $    (0.04)
                                                   ==========   ==========   ==========   ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.00)  $    (0.01)  $    (0.01)  $    (0.04)
 Extraordinary items                                     0.00          -           0.03          -
                                                   ----------   ----------   ----------   ----------

 FULLY DILUTED EARNINGS (LOSS) PER SHARE           $     0.00   $    (0.01)  $     0.02   $    (0.04)
                                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1997     25,289,876   $ 25,290   $ 18,880,552   $    23,755  $ (20,626,747)

Common stock issued for cash
 at an average price of $0.35
 per share                      2,865,701      2,866        998,056          -              -

Common stock issued in lieu
 of debt at an average price
 of $0.16 per share             5,341,330      5,341        830,726          -              -

Common stock issued for
 services rendered at an
 average of $0.21 per share        99,999        100         21,325          -              -

Additional capital contributed       -          -           386,111          -              -

Currency translation adjustment      -          -              -           14,664           -

Net loss for the year ended
 December 31, 1998                   -          -              -             -        (1,894,749)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1998     33,596,906     33,597     21,116,770        38,419    (22,521,496)

Common stock canceled
 (Unaudited)                     (596,001)      (596)      (527,011)         -              -

Common stock issued for cash
 at $0.10 per share             2,500,000      2,500        247,500          -              -

Currency translation adjustment
 (Unaudited)                         -          -              -            6,669           -

Net income for the six
 months ended June 30, 1999
 (Unaudited)                         -          -              -             -           435,755
                              -----------   --------   ------------   -----------   ------------
Balance, June 30, 1999
 (Unaudited)                   35,500,905   $ 35,501   $ 20,837,259   $    45,088   $(22,085,741)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------


CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                          $ (219,153)  $ (206,252)  $  435,755  $(1,050,855)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Debt forgiveness                                   (48,571)        -        (374,528)        -
   Income from recovery of shares                        -            -        (527,607)        -
   Loss on investment in joint venture                   -          32,013         -          71,071
   Loss on disposition of assets                         -            -            -          14,311
   Depreciation and amortization                       24,865       27,784       49,528       55,726
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable         (25,455)    (112,710)     (88,479)     (16,043)
   (Increase) decrease in deposits and prepaid
     expenses                                         (10,666)     104,906      (54,395)      (9,400)
   Increase (decrease) in accounts payable            (81,787)    (173,786)    (281,564)    (525,253)
   Increase (decrease) in unearned revenue               -            -         (21,666)        -
   Increase (decrease) in contingent liabilities      158,816      207,574      133,610       76,668
   Increase (decrease) in accrued expenses            (34,293)     250,735       16,461       50,486
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Operating Activities          (236,244)     130,264     (712,885)  (1,333,289)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                -         (70,141)     (18,831)    (104,064)
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Investing Activities              -         (70,141)     (18,831)    (104,064)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                         250,000         -         250,000    1,000,992
 Additional capital contributed                          -            -            -         386,111
 Proceeds from notes payable                          192,463        4,271      750,000      100,341
 Principle payments on notes payable                  (12,936)     (16,976)     (47,093)     (16,976)
                                                   ----------   ----------   ----------   ----------
  Net Cash Provided by Financing Activities           429,527      (12,705)     952,907    1,470,398
                                                   ==========   ==========   ==========   ==========

NET INCREASE (DECREASE) IN CASH                       193,283       47,418      221,191       33,045

CASH, BEGINNING OF PERIOD                              81,120           86       53,221       14,459
                                                   ----------   ----------   ----------   ----------
CASH, END OF PERIOD                                $  274,412   $   47,504   $  274,412   $   47,504
                                                   ==========   ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $   19,615   $   10,871   $   28,639   $   18,940
 Income taxes                                      $        -   $     -      $     -      $     -

NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services                  $        -   $     -      $     -      $     -
 Common stock issued on conversion
  debt to common stock                             $        -   $  240,000   $     -      $  240,000


The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

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

During 1998, IEI Canada, Inc. incorporated two separate wholly-owned subsidiaries called 1297833 Ontario, Ltd. and 1303873 Ontario, Ltd. 1297833 Ontario, Ltd. was organized to be in the bioremediation business. Neither 1297833 Ontario, Ltd. or 1303873 Ontario, Ltd. have had any revenue since organization.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  June 30, 1999 and December 31, 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic and Fully Diluted Earnings (Loss) Per Share

The computations of basic earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and the IEI Canada Inc. class A-special shares, have been included in the fully diluted earnings (loss) per share for the periods presented.

e.  Change in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" during the year ended December 31, 1998. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a pro forma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis EPS. As permitted by SFAS No. 128, the Company has retroactively applied the provisions of this new standard by showing the fully diluted earnings (loss) per common share for all periods presented.

The Company also adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1998. SFAS No. 130 established standards for reporting and display of comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income (loss) for all periods presented.

f.  Unearned Revenue

The Company entered into a one-year consulting agreement with the JV (see Note
7) whereby the Company would receive a total of $200,000 for management consulting. During 1998, the Company received a payment of $100,000 under the consulting agreement. The balance was payable based on meeting certain performance standards. At December 31, 1998, the Company had not met the performance standards and was not entitled to the additional $100,000 under the consulting agreement. Because the term of the agreement went from March, 1998 to March, 1999, the Company had unearned revenue of $0 and $21,666 as of June 30, 1999 and December 31, 1998, respectively.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

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

h.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $42,431 and $40,669 as of June 30, 1999 and December 31, 1998,
respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   June 30, 1998 and December 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.  Statement of Cash Flows

For the Company's foreign subsidiary, (IEI Canada and its subsidiaries), the functional currency has been determined to be the local currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange adjustments resulting from foreign currency transactions are included in the determination of net income (loss). Such amounts are immaterial for all periods presented.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   June 30, 1999 and December 31, 1998

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                   June 30,     December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                  (Unaudited)

     Furniture and fixtures                      $     35,535   $     35,535
     Machinery and equipment                          435,005        429,005
     Computers                                         14,875         14,875
     Vehicles                                          81,400         70,900
     Leasehold improvements                             4,033         10,340
     Building                                          14,905         14,905
     Land                                              40,199         31,561
                                                 ------------   ------------
                                                      625,952        607,121
     Accumulated depreciation                        (380,676)      (331,148)
                                                 ------------   ------------
     Net property and equipment                  $    245,276   $    275,973
                                                 ============   ============


NOTE 3 - RELATED PARTY TRANSACTIONS

As of June 30, 1999 and December 31, 1998, the Company owed $9,286 and $14,286, respectively, to an employee of the joint venture. This amount represents an advance made to the Company during 1996. The amount is non-interest bearing and due on demand.

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

The Company's former president, from time to time, received payments in the form of loans that have been repaid without interest. The Company's former president also advanced funds to the Company from time to time in order for the Company to meet its ongoing needs. These advances were also repaid without interest.

The Company's transfer agent as of December 31, 1998, was controlled by a minority shareholder who has received options recorded at their fair market value on the date of issuance from the Company for consulting services. As of June 30, 1999 and December 31, 1998, the Company owed its transfer agent a

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

total of $0 and $25,000, respectively. The minority shareholder has played a significant role in obtaining professional consulting, accounting and legal services for the Company in helping the Company try to become fully reporting with the SEC.

From inception through mid 1996, a former director of the Company had also controlled an entity that served as the Company's transfer agent. At April 1, 1999, the Company engaged Atlas Stock Transfer, Salt Lake City, Utah, as its transfer agent.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of June 30, 1999 and December 31, 1998 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. Reasonable interest and penalties have also been accrued as of June 30, 1999 and December 31, 1998. Following is the breakout of accrued expenses as of June 30, 1999 and December 31, 1998:

                                                     June 30,    December 31,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)

  Accrued payroll                                 $     34,542   $     12,411
  Accrued payroll taxes, penalties and interest        198,282        198,282
  Accrued interest                                      22,500         26,400
  Other                                                 89,892         86,662
                                                  ------------   ------------
                                                  $    340,216   $    323,755
                                                  ============   ============
NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:
                                                     June 30,    December 31,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)
Note payable to a bank, interest at prime + 3%
  per annum, requires monthly payments of $1,860
  plus interest, matures in December, 2005,
  secured by machinery, equipment and certificate
  of deposit.                                     $    145,090   $    156,250

Note payable to a company, interest at 11.5% per
  annum, principle and interest of $ 5,002 due
  monthly, matures in June, 2000, secured by
  equipment.                                            56,124         82,058

Other obligations                                            -          4,999
                                                  ------------   ------------
Total Notes Payable                                    201,214        243,307
Less: Current Portion                                  (33,861)       (85,902)
                                                  ------------   ------------
Long-Term Notes Payable                           $    167,353   $    157,405
                                                  ============   ============

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

The aggregate principal maturities of notes payable are as follows:

         Year Ended
        December 31,                     Amount
        ------------                   ---------
           1999                       $   85,902
           2000                           45,795
           2001                           22,320
           2002                           22,320
           2003                           22,320
           2004 and thereafter            44,650
                                        --------

           Total                      $  243,307
                                        ========

NOTE 6 - NOTES PAYABLE - RELATED PARTY

During the six months ended June 30, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit are to be authorized by an independent credit committee on a case-by-case basis. Total advances from the line-of-credit through June 30, 1999 was $750,000. The line-of-credit is secured by the Company's interest in the JV and is due and payable in full by December 31, 2000.

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

The joint venture was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through the joint venture's liquid feed system. The joint venture also raises approximately 3,000 hogs under contract. In addition, the hog farm is a beta-site for the joint venture's liquid feed products.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

NOTE 7 - INVESTMENT IN JOINT VENTURE (CONTINUED)

venture partner was also granted certain rights, subject to certain conditions, to exercise an option to exchange their membership interest in the JV for that number of shares of the Company's common stock which would make the joint venture partner a 33.3% owner of the total outstanding common shares of the Company's stock issued and outstanding at January 4, 1999.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Currently, the Company entered into a month to month lease agreement for its office facilities in Pacifica, California. The monthly rental payment is $1,900.

The Company also has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded a total of contingent liabilities at June 30, 1999 and December 31, 1998 of $500,232 and $747,819, respectively. During the six months ended June 30, 1999, $25,962 was paid by the Company and $325,957 of the contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness has been recorded in the accompanying financial statements for the six months ended June 30, 1999. Additional contingent liabilities of $152,903 were recorded by the Company during the six months ended June 30, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

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

There are also certain individuals and entities that claim they have lien rights on some or all of the Company's and the JV's fixed assets. During the fall of 1998, the Company received an oral notification of possible multiple security interests from two individuals who have loaned funds to the Company. Both individuals have since executed Settlement and Release Agreements with the Company. Management of the Company is currently uncertain as to whether these individuals have a legitimate claim or the potential liability related to these claims.

The Company is involved in certain litigation with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contends that they had never ordered the product delivered and that the distribution

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

agreement was breached. The Company has recorded a contingency of $75,000 and $30,000 (included in contingent liabilities of $500,232 and $747,819 at June 30, 1999 and December 31, 1998, respectively), although management intends on vigorously contesting the claim.

The Company is also involved in threatened litigation with Middlemarch Farms, Ltd. (Middlemarch), a Canadian company, whereby Middlemarch is claiming a security interest in certain property transferred to the joint venture during March 1998. Middlemarch is claiming that there is an outstanding balance due of $230,000 plus interest. The property subject to the security interest is comprised of the assets and liabilities which were transferred to the joint venture in March 1998.

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $500,232 and $747,819 at June 30, 1999 and December 31, 1998, respectively).
If Middlemarch proceeds with its claim, the Company may be involved in litigation in regards to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

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

At June 30, 1999 and December 31, 1998, 324,390 class A-special shares remain outstanding that are convertible at the holder's option into 254,573 (post split) shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted into IEI shares.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

NOTE 10 - STOCK OPTIONS (CONTINUED)

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

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one of its Canadian subsidiaries. The exercise price for the options was determined by negotiations between the parties.

In April 1999 the Company issued 720,000 options exercisable at $0.16 per share and expiring on April 30, 2004. In June 1999, the Company issued an additional 400,000 options exercisable at $0.20 per share and expiring on June 3, 2004. The 720,000 options and the 400,000 shares were issued pursuant to the Company's 1999 Stock Option and Award Plan and the exercise price of the respective options is equal to or greater than the prior 10 day average trading price of the Company's shares.

NOTE 11 - RECOVERY OF SHARES

During the six months ended June 30, 1999, the Company was able to recover a total of 596,001 shares of its outstanding common stock that had originally been recorded by the Company at a total cost of $527,607. Management believes that these shares were originally issued by former management to various parties for which corresponding consideration was not received or shares were issued in error by the original transfer agent. Once it was determined that the consideration was not received or the shares were issued in error management requested the shares be returned. A resulting extraordinary gain of $527,607 has been recorded in the accompanying statement of operations for the six months ended June 30, 1999.

NOTE 12 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $22,521,496 at December 31, 1998, a working capital deficit and limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs. During 1998, the Company began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services, and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. It is the intent of

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

NOTE 12 - GOING CONCERN (CONTINUED)

management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 13 - SUBSEQUENT EVENTS

On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which the Company engaged in discussions about a possible acquisition during 1994. The negotiations were never consummated, and no contract was ever signed. On August 6, 1999, the Company's Canadian counsel was served with a statement of Claim filed in Superior Court of Justice in Windsor Ontario on August 4, 1999, by Diamond Measure, Inc. and Ronald McGuire, against the Company. The claim is for a total of $1.5 million dollars Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc. and $500,000 to Ronald McGuire. Because no agreement was ever reached and no written contract signed, the Company believes that the action is without merit.

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

Results of Operations
---------------------

   General
   -------

     The Company's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, the Company has pursued the development of ROP North America, LLC ("ROP"), through the Company's wholly owned Canadian subsidiary, IEI Canada, which at June 30, 1999, was still in the development stage. The Company's results of operations include the costs of its investment in ROP.

     For the six months ended June 30, 1999, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the six month period ended June 30, 1999, the Company had a gain of $6,669 as a result of foreign currency translation adjustment.

   Six Month Period ended June 30, 1999 compared to June 30, 1998
   --------------------------------------------------------------

     Substantially all revenue during the six month period ended June 30, 1999 was derived from EPC's operations, with total revenues being $334,892 and direct costs associated therewith being $212,107 or approximately 63.3% of revenues. Total revenues for the six month period ended June 30, 1998 were $255,584 and direct costs associated therewith were $163,844, or approximately 64.1% of revenue. The direct costs for the six month period ended March 31, 1999 as a percent of sales was 0.8% lower than the direct costs as a percentage of sales realized by the Company same period in the preceding year. The slight decrease in direct costs as a percent of revenues for the current period as compared to the prior comparative period can not be attributed to any one particular factor. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up. Although substantially all of the Company's revenues are derived from bioremediation work performed for Amoco there is no guarantee that the Company's revenues will continue and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

     To expand its revenue base the Company has conducted a bio-remediation demonstration for the Department of Defense at the U.S. Navy's Pt. Molate Fuel Depot in Richmond, California. This technical demonstration represents the culmination of years of effort. The demonstration was sponsored by the Bay Area Defense Conversion Action Team (BADCAT), a public private partnership of:
Bay Area Economic Forum (BAEF), Bay Area Regional Technology Alliance (BARTA), California Environmental Protective Agency (CAL EPA), Chevron Research and Technology Company, Engineering Field Activity West, Naval Facilities Engineering Command (EFA West), Naval Facilities Engineering Service Center (NFESC), San Francisco State University Center for Public Environmental Oversight (CPEO) and the U.S. Environmental Protection Agency (US EPA). The Company expects that it will take five to six months after the demonstration commences for the Department of Defense and others to fully evaluate the results of the demonstration. Should this evaluation be favorable, the Company's technology and process could become, given certain site characteristics, the preferred method for reducing hydrocarbon contamination in soil.

     Corporate Expense. For the six months ended June 30, 1999 total operating expenses were $597,040, consisting of general and administrative expenses of $547,512 and depreciation and amortization expenses of $49,528, resulting in a loss from operations of $(474,255). For the six months ended June 30, 1998 total operating expenses were $1,081,734, consisting of general and administrative expenses of $1,026,008 and depreciation and amortization expenses of $55,726, resulting in a loss from operations of $(989,994). The operating expenses for the six months ended June 30, 1999 represent a substantial reduction in overall operating expenses (approximately 44.81%) compared to the Company's operating expenses incurred for the six months ended June 30, 1998. The reduction in operating expenses for the six months just ended is a direct result of the efforts the Company has undertaken to reduce cash outflows in non-revenue producing areas.

     Interest Expense. Interest expense for the six months ended June 30, 1999 was $24,739, which is attributed to the line-of-credit obtained from a related party (See Note 6 to the Financial Statements). Interest expense for the six months ended June 30, 1998 was $17,166, and is attributed to corporate borrowing during the normal course of business.

     Other Income. Other income for the six months ended June 30, 1999 was $32,499, of which, substantially all was represented by the balance of the income derived from the one-year consulting agreement with ROP (see Note 1(f) to the Financial Statements), which represents a decrease over other income of $41,463 for the six month period ended June 30, 1998. During the six month period ended June 30, 1998, the Company had expenses of $71,071 and $14,311, associated with loss on investment in the joint venture and disposition of assets, respectively, so that total other income (expense) for the prior six month period was $(60,861) compared to $7,875 for the current quarter.

     Extraordinary Items. During the six months ended June 30, 1999 the Company recognized income from the recovery of shares of its outstanding common stock that had been issued for services and expensed by the Company in a previous period. The expense was originally recorded at $527,607 and has now been recognized during the period as an extraordinary gain of $527,607. (See Note 11 to the Financial Statements.) In addition, during the period the Company recognized income from the forgiveness of $374,528 in debt by certain creditors of the Company. (See Note 8 to the Financial Statements.) The Company had no extraordinary items of income or expense during the six month period ended June 30, 1998.

     As a result of the extraordinary items the Company had net comprehensive income of $435,755 for the six months ended June 30, 1999. The basic loss per share for the period before extraordinary items was $(0.01), while the Company experienced basic income per share of $0.02 after taking into account extraordinary items. The fully diluted earnings per share was $0.02. For the six months ended June 30, 1998, the Company had a net comprehensive loss of $(1,050,855) and fully diluted loss per share was $(0.04).

Liquidity and Capital Resources
-------------------------------

     Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company.

     The Company had a working capital deficit of $(17,190), cash and cash equivalents of $231,981 and restricted cash deposits of $42,431 at June 30, 1999. Cash used in operations for the six month period was $(712,885)and was derived primarily from cash received from accounts receivable and the sale of share, borrowing against the line-of-credit, the recovery of common stock previously issued and the issuance of common stock for the conversion of debt.

     Because the Company has an accumulated deficit of $(22,085,741), has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1998 contained a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing need through December 31, 1999.

     Due to the need for working capital for both the Company, IEI Canada and its JV partner, JFJ Ecosystems, Inc. ("JFJ") restructured the JV to provide among other things, the establishment of a $750,000 line-of-credit for the Company from JFJ. As a result of the restructuring, JFJ has an equal 50% member of the JV with IEI Canada and IEI Canada's option to reduce JFJ's membership interest to 19% was terminated. The line-of-credit bears interest at 6% per annum until December 31, 2000, at which time all principal advanced under the line of credit, and any interest accrued thereon, will be due and payable in full. As security for the line of credit, the Company caused IEI Canada to pledge as security IEI Canada's 50% membership interest in the JV. If the line of credit is not timely repaid in full, IEI Canada's membership interest in the JV shall be conveyed to JFJ in satisfaction of the line of credit, thus making JFJ the 100% owner of the JV. At June 30, 1999, the Company had drawn the entire $750,000 against the line-of-credit. In addition, in May 1999, the company sold 2,500,000 shares of the Company's common stock at $0.10 per share to affiliates of JFJ for $250,000 cash.

     At June 30, 1999, the Company had recorded $340,216 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. During the period the Company extended a preliminary settlement offer to the IRS on Form 433. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the preliminary settlement offer are based on the trustee portion (the amount the Company withheld from its Employees' W-2 wages) of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties"). The trustee portion due is approximately $90,000 and will require the Company to make installment payments to the IRS of approximately $5,000 per month over 24 months. Upon payment in full of the settled amount the IRS will provide the Company and any Responsible Parties with a full release from liability. Should the Company fail to maintain the monthly payments to the IRS, the IRS will have the right to collect from the individual Responsible Parties as well as the Company.

     To finalize the settlement offer with the IRS, the Company has provided the IRS with a narrative description of the Company's current plan of business operations and a logical reason for the offer and compromise. In addition, the IRS is conducting an investigation of the assets of the Responsible Parties to determine whether or not the Responsible Parties have sufficient liquid assets to satisfy the trustee portion of the tax due.

     The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment of such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At June 30, 1999, the Company has recorded total contingent liabilities of $500,232, a reduction from $747,819 recognized at December 31, 1998.

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

     The Company is involved in litigation with 54GO Products, a New Mexico limited liability company ("54GO"), regarding an open account and a distribution agreement between 54GO and the Company's subsidiary Environmental Protection Company, a New Mexico corporation ("EPC"). 54GO filed a complaint in July 1997 in the Eleventh District Court of San Juan County, New Mexico, alleging that the Company owed money on an open account for products delivered by 54GO to EPC, and also for products to be delivered pursuant to the distribution agreement. In August 1997, the Company filed an answer to the complaint in which the Company contends that the products delivered by 54GO were not ordered by EPC, that EPC specifically requested the products not be delivered, and that 54GO refused to take the products back. The Company also contends that the distribution agreement was breached by 54GO before it became operational and that any obligation to purchase products under the agreement was negated by the failure of conditions precedent. The case has been tried and a decision is now pending before the Court. The Company has recorded a contingent liability of $75,000 and $30,000 (included in contingent liabilities of $500,232 and $747,819 at June 30, 1999 and December 31, 1998 respectively) in connection with the litigation.

     On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which the Company engaged in discussions about a possible acquisition during 1994. The negotiations were never consummated, and no contract was ever signed. On August 6, 1999, the Company's Canadian counsel was served with a Statement of Claim filed in the Superior Court of Justice in Windsor Ontario on August 4, 1999, by Diamond Measure, Inc. and Ronald McGuire, against the Company. The claim is for a total of $1.5 million dollars Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc., and $500,000 to Ronald McGuire. Because no agreement was ever reached and no written contract signed, the Company believes that the action is without merit.

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

     Middlemarch claims that at March 29, 1999, there is an outstanding balance due on the loan of $230,299.79, plus accrued interest and costs forward from that date. The property subject to the security interest is all of the assets, liabilities, property and equipment which was transferred to ROP per the JV Agreement.

     The claim is apparently based on the premise that there are monies owing to Middlemarch. The Company believes that the debt was fully satisfied in April 1996 through an oral agreement between the Company and Middlemarch converting debt to equity, represented by the Company's issuance to Middlemarch of 400,000 shares of the Company's common stock, plus cash payment of all outstanding interest. If Middlemarch proceeds with its claim, the Company may be involved in litigation in regards to the circumstances surrounding the creation of the claimed security interest and the payment of the debt.

     On May 19, 1999, the Company received from Middlemarch a copy of a "Security Agreement" referring to the above property. The Security Agreement required payment in full by July 1994. The Company has not found evidence in its records or through a PPSA search of the registration of such a security interest, nor has any evidence of registration been provided by Middlemarch despite repeated requests.

     The Company has letters dated April 1996 from A. Spangenberg, a principal of Middlemarch, and Pensa and Associates, counsel for Middlemarch, referencing receipt of a $400,000 principal payment and stating that a remaining balance was owing of approximately $21,500. The Company paid the balance owing by check. Based on the above, the Company believes that the debt on which the claimed security interest is based has been fully satisfied. Therefore, the Company believes that this threatened claim has no merit.


                      ITEM 2.  CHANGES IN SECURITIES

     None.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 19, 1998, the Company held a Special Meeting of shareholders for the purpose of (1) ratifying and approving certain agreements between the Company, IEI Canada and JFJ, (2) electing directors, (3) approving the Company's 1999 Stock Option and Award Plan, (4) approving certain modernizing changes to the Company's articles of incorporation, (5) ratifying the appointment of its independent auditors, and (6) transacting such other business that might properly come before the special meeting. All measures were ratified and approved by the Shareholders.


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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: August 13, 1999                 By/S/Tom Jarnagin, President and
                                       Director