Form 10QSB/A
period 1999-03-31
INDUSTRIAL ECOSYSTEMS INC
filed 1999-11-05
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB/A
                              No. 2


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


                        INDEPENDENT ACCOUNTANTS' REPORT

The accompanying consolidated balance sheet of Industrial Ecosystems, Inc. and Subsidiaries as of March 31, 1999 were not audited by us and accordingly, we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion thereon dated February 19, 1999.

As discussed in Note 13 to the consolidated financial statements, an error resulting in the overstatement of previously reported amounts in Additional Paid-in Capital and Accumulated Deficit as of December 31, 1998 and in the overstatement of previously reported net income for the three months ended March 31, 1999, was discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the above-mentioned accounts as of December 31, 1998 and for the three months ended March 31, 1999 to correct the error.

/S/ Jones, Jensen & Company
Salt Lake City, Utah
May 4, 1999

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                  March 31,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)   (As Restated
                                                               See Note 13)
CURRENT ASSETS

   Cash and cash equivalents                    $     39,704   $     12,552
   Restricted cash (Note 1)                           41,425         40,669
   Accounts receivable (Note 1)                       98,103         35,079
   Prepaid expenses                                   43,529              -
                                                ------------   ------------

     Total Current Assets                            222,761         88,300
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         270,141        275,973
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture (Note 7)                    -              -
   Deposits                                           10,940         10,740
                                                ------------   ------------

     Total Other Assets                               10,940         10,740
                                                ------------   ------------

     TOTAL ASSETS                               $    503,842   $    375,013
                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                  March 31,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)   (As Restated
                                                               See Note 13)
CURRENT LIABILITIES

   Accounts payable                             $    154,521   $    356,890
   Accrued expenses (Note 4)                         374,509        323,755
   Unearned revenue (Note 1)                               -         21,666
   Due to related party (Note 3)                      14,286         14,286
   Notes payable, current portion (Note 5)            76,064         85,902
                                                ------------   ------------

     Total Current Liabilities                       619,380        802,499
                                                ------------   ------------

LONG-TERM DEBT

   Note payable, related party (Note 6)              557,537              -
   Notes payable (Note 5)                            133,086        157,405
                                                ------------   ------------

     Total Long-Term Debt                            690,623        157,405
                                                ------------   ------------

     Total Liabilities                             1,310,003        959,904
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)               395,900        747,819
                                                ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 33,000,905 and
    33,000,905 shares issued and outstanding,
    respectively                                      33,001         33,001
   Additional paid-in capital                     20,589,759     20,589,759
   Other comprehensive income                         41,767         38,419
   Accumulated deficit                           (21,866,588)   (21,993,889)
                                                ------------   ------------

     Total Stockholders' Equity (Deficit)         (1,202,061)    (1,332,710)
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    503,842   $    375,013
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three
                                                         Months Ended
                                                    March 31,   March 31,
                                                      1999        1998
                                                   ----------  ----------
                                                   (As Restated
                                                   See Note 13)
REVENUES

   Net sales                                       $  130,833  $  175,628
   Direct costs                                        86,717     104,975
                                                   ----------  ----------
     Gross Profit                                      44,116      70,653
                                                   ----------  ----------
EXPENSES

   General and administrative                         236,066     827,937
   Depreciation and amortization                       24,663      27,943
                                                   ----------  ----------
     Total Expenses                                   260,729     855,880
                                                   ----------  ----------
     Loss From Operations                            (216,613)   (785,227)
                                                   ----------  ----------
OTHER INCOME (EXPENSE)

   Other income                                        26,869       3,333
   Interest income                                        112         121
   Interest expense                                    (9,024)     (9,461)
   Loss on investment                                    -        (39,059)
   Loss on disposition of assets                         -        (14,311)
                                                   ----------  ----------
     Total Other Income (Expense)                      17,957     (59,377)
                                                   ----------  ----------

NET LOSS BEFORE EXTRAORDINARY ITEMS                  (198,656)   (844,604)
                                                   ----------  ----------
EXTRAORDINARY ITEMS

 Debt forgiveness (Note 8)                            325,957        -
                                                   ----------  ----------
  Total Extraordinary Items                           325,957        -
                                                   ----------  ----------
NET INCOME (LOSS)                                  $  127,301  $ (844,604)
                                                   ==========  ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                         3,348        -
                                                   ----------  ----------
NET COMPREHENSIVE INCOME (LOSS)                    $  130,649  $ (844,604)
                                                   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)
                                  (Unaudited)

                                                         For the Three
                                                          Months Ended
                                                           March 31,
                                                      1999        1998
                                                   ----------  ----------
                                                   (As Restated
                                                   See Note 13)
BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01) $    (0.03)
 Extraordinary items                                     0.03         -
                                                   ----------  ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $     0.02  $    (0.03)
                                                   ==========  ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01) $    (0.03)
 Extraordinary items                                     0.01         -
                                                   ----------  ----------

 FULLY DILUTED EARNINGS (LOSS) PER SHARE           $     0.00  $    (0.03)
                                                   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1997
(Previously reported)          25,289,876   $ 25,290   $ 18,880,552   $    23,755  $ (20,626,747)

Correction of error (Note 13)    (596,001)      (596)      (527,011)         -           527,607
                              -----------   --------   ------------   -----------   ------------
Restated balance,
 December 31, 1997             24,693,875     24,694     18,353,541        23,755    (20,099,140)

Common stock issued for cash
 at an average price of $0.35
 per share                      2,865,701      2,866        998,056          -              -

Common stock issued in lieu
 of debt at an average price
 of $0.16 per share             5,341,330      5,341        830,726          -              -

Common stock issued for
 services rendered at an
 average of $0.21 per share        99,999        100         21,325          -              -

Additional capital contributed       -          -           386,111          -              -

Currency translation adjustment      -          -              -           14,664           -

Net loss for the year ended
 December 31, 1998                   -          -              -             -        (1,894,749)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1998     33,000,905     33,001     20,589,759        38,419    (21,993,889)

Currency translation adjustment
 (Unaudited)                         -          -              -            3,348           -

Net income for the three
 months ended March 31, 1999
 (Unaudited)                         -          -              -             -           127,301
                              -----------   --------   ------------   -----------   ------------
Balance, March 31, 1999
 (Unaudited)                   33,000,905   $ 33,001   $ 20,589,759   $    41,767   $(21,866,588)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                         For the Three
                                                          Months Ended
                                                           March 31,
                                                      1999        1998
                                                   ----------  ----------
                                                  (As Restated
                                                    See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $  127,301  $ (844,604)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                       24,663      27,943
   Loss on investment in joint venture                   -         39,059
   Loss on disposition of assets                         -         14,311
   Debt forgiveness                                  (325,957)       -
   (Increase) decrease in accounts receivable         (63,024)     96,667
   (Increase) decrease in deposits and prepaid
     expenses                                         (43,729)   (114,306)
   Increase (decrease) in accounts payable           (199,777)   (351,467)
   Increase (decrease) in unearned revenue            (21,666)       -
   Increase (decrease) in accrued expenses             50,754    (200,249)
   Increase (decrease) in contingent liabilities      (25,962)   (130,907)
                                                   ----------  ----------
    Net Cash (Used) by Operating Activities          (477,397) (1,463,553)
                                                   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                             (18,831)    (33,923)
                                                   ----------  ----------
    Net Cash (Used) by Investing Activities           (18,831)    (33,923)
                                                   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                            -      1,000,922
 Additional capital contributed                          -        386,111
 Principle payments on notes payable                  (34,157)       -
 Cash received from notes payable                     557,537      96,070
                                                   ----------  ----------
  Net Cash Provided by Financing Activities           523,380   1,483,103
                                                   ==========  ==========

NET INCREASE (DECREASE) IN CASH                        27,152     (14,373)

CASH AT BEGINNING OF PERIOD                            12,552      14,459
                                                   ----------  ----------
CASH AT END OF PERIOD                              $   39,704  $       86
                                                   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $    9,024  $    8,069
 Income taxes                                      $        -           -


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

j.  Provision For Taxes

At December 31, 1998, the Company has an accumulated deficit of $21,993,889 which includes net operating loss carryforwards that may be offset against future taxable income through 2013. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will not be used. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $21,993,889 at December 31, 1998, a working capital deficit and limited internal financial resources. These factors combined raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                     March 31, 1999 and December 31, 1998

NOTE 11 - GOING CONCERN (Continued)

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

NOTE 12 - SUBSEQUENT EVENTS

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


NOTE 13 - CORRECTION OF AN ERROR

Subsequent to the issuance of the December 31, 1998 consolidated financial statements, the Company was able to recover a total of 596,001 shares of its outstanding common stock that had originally been recorded by the Company during 1995 and 1996 at a total cost of $527,607. The shares were determined to have been issued in error and that no consideration was ever received for the shares. The Company is treating these shares now as never having been issued. Consequently, an adjustment has been made to correctly reflect the total outstanding shares as of December 31, 1998 and to correctly reflect the net income for the three months ended March 31, 1999.

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

     Extraordinary Item. During the quarter ended March 31, 1999 the Company recognized income from the forgiveness of $325,957 in debt by certain creditors of the Company. (See Note 8 to the Financial Statements.) The Company had no extraordinary items of income or expense during the quarter ended March 31, 1998.

     Including the extraordinary item the Company had net comprehensive income of $130,649 for the quarter ended March 31, 1999. The basic loss per share for the quarter before extraordinary items was $(0.01), while the Company experienced basic income per share of $0.01 after taking into account extraordinary item. The fully diluted earnings per share was $0.00. For the quarter ended March 31, 1998, the Company had a net comprehensive loss of $(844,604).

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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: November 5, 1999                 By/S/Tom Jarnagin, President and
                                       Director