Form 10QSB/A
period 1999-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 1999-11-05
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB/A
                               AMENDMENT NO. 1

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

(1)  Yes X    No     (2)  Yes      No X
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                       33,000,905
--------------------------------                ----------------------------
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

                       INDEPENDENT ACCOUNTANT'S REPORT
                       -------------------------------

The Board of Directors
Industrial Ecosystems, Inc. and Subsidiaries
Pacifica, California

The accompanying consolidated balance sheet of Industrial Ecosystems, Inc. and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and six months ended June 30, 1999 and 1998 were not audited by us and accordingly we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 19, 1999.

As discussed in Note 13 to the consolidated financial statements, an error resulting in the overstatement of previously reported amounts in Additional Paid-In Capital and Accumulated Deficit as of December 31, 1998, and in the overstatement of previously reported net income for the six months and three months ended June 30, 1999 and March 31, 1999, was discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the above-mentioned accounts as of December 31, 1998 and for the six months and three months ended June 30, 1999 and March 31, 1999, respectively, to correct the error.

Jones, Jensen & Company
Salt Lake City, Utah
August 9, 1999

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                   June 30,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)   (As Restated
CURRENT ASSETS                                                   See Note 13)

   Cash and cash equivalents                    $    231,981   $     12,552
   Restricted cash (Note 1)                           42,431         40,669
   Accounts receivable (Note 1)                      123,558         35,079
   Prepaid expenses                                   43,529              -
                                                ------------   ------------

     Total Current Assets                            441,499         88,300
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         245,276        275,973
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture (Note 7)                    -              -
   Deposits                                           21,606         10,740
                                                ------------   ------------

     Total Other Assets                               21,606         10,740
                                                ------------   ------------

     TOTAL ASSETS                               $    708,381   $    375,013
                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                   June 30,    December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)   (As Restated
CURRENT LIABILITIES                                              See Note 13)

   Accounts payable                             $     75,326   $    356,890
   Accrued expenses (Note 4)                         340,216        323,755
   Unearned revenue (Note 1)                               -         21,666
   Due to related party (Note 3)                       9,286         14,286
   Notes payable, current portion (Note 5)            33,861         85,902
                                                ------------   ------------

     Total Current Liabilities                       458,689        802,499
                                                ------------   ------------

LONG-TERM DEBT

   Note payable, related party (Note 6)              750,000              -
   Notes payable (Note 5)                            167,353        157,405
                                                ------------   ------------

     Total Long-Term Debt                            917,353        157,405
                                                ------------   ------------

     Total Liabilities                             1,376,042        959,904
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)               500,232        747,819
                                                ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 33,000,905 and
    33,596,906 shares issued and outstanding,
    respectively                                      35,501         33,001
   Additional paid-in capital                     20,837,259     20,589,759
   Other comprehensive income                         45,088         38,419
   Accumulated deficit                           (22,085,741)   (21,993,889)
                                                ------------   ------------

     Total Stockholders' Equity (Deficit)         (1,167,893)    (1,332,710)
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    708,381   $    375,013
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.
PAGE> 5

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
                                                                              (As Restated
REVENUES                                                                       See Note 13)

   Net sales                                       $  204,059   $   79,956   $  334,892   $  255,584
   Direct costs                                       125,390       58,869      212,107      163,844
                                                   ----------   ----------   ----------   ----------
     Gross Profit                                      78,669       21,087      122,786       91,740
                                                   ----------   ----------   ----------   ----------
EXPENSES

   General and administrative                         311,446      198,070      547,512    1,026,008
   Depreciation and amortization                       24,865       27,784       49,528       55,726
                                                   ----------   ----------   ----------   ----------
     Total Expenses                                   336,311      225,854      597,040    1,081,734
                                                   ----------   ----------   ----------   ----------
     Loss From Operations                            (257,642)    (204,767)    (474,255)    (989,994)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE)

   Other income                                         5,630       38,130       32,499       41,463
   Interest income                                          3          103          115          224
   Interest expense                                   (15,715)      (7,705)     (24,739)     (17,166)
   Loss on investment                                    -         (32,013)        -         (71,071)
   Loss on disposition of assets                         -            -            -         (14,311)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Expense)                     (10,082)      (1,485)       7,875      (60,861)
                                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (267,724)    (206,252)    (466,380)  (1,050,855)
                                                   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS

 Debt forgiveness (Note 8)                             48,571         -         374,528         -
                                                   ----------    ----------   ----------   ---------
  Total Extraordinary Items                            48,571         -         374,528         -
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (219,153)  $ (206,252)  $  (91,852) $(1,050,855)
                                                   ==========   ==========   ==========   ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                         3,321         -           6,669         -
                                                   ----------    ----------   ----------   ----------
NET COMPREHENSIVE LOSS                             $ (215,832)  $ (206,252)  $  (85,183) $(1,050,855)
                                                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)
                                  (Unaudited)


                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
                                                              (As Restated
                                                                               See Note 13)
BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.00)  $    (0.01)  $    (0.01)  $    (0.04)
 Extraordinary items                                     0.00          -           0.01          -
                                                   ----------   ----------   ----------   ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $     0.00   $    (0.01)  $     0.00   $    (0.04)
                                                   ==========   ==========   ==========   ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.00)  $    (0.01)  $    (0.01)  $    (0.04)
 Extraordinary items                                     0.00          -           0.01          -
                                                   ----------   ----------   ----------   ----------

 FULLY DILUTED EARNINGS (LOSS) PER SHARE           $     0.00   $    (0.01)  $     0.00   $    (0.04)
                                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1997     25,289,876   $ 25,290   $ 18,880,552   $    23,755  $ (20,626,747)
 (Previously reported)

Correction of Error (Note 13)     596,001        596       (527,011)         -          527,607

Restated balance,
 December 31, 1997             24,693,875     24,694     18,353,541        23,755    (20,099,140)

Common stock issued for cash
 at an average price of $0.35
 per share                      2,865,701      2,866        998,056          -              -

Common stock issued in lieu
 of debt at an average price
 of $0.16 per share             5,341,330      5,341        830,726          -              -

Common stock issued for
 services rendered at an
 average of $0.21 per share        99,999        100         21,325          -              -

Additional capital contributed       -          -           386,111          -              -

Currency translation adjustment      -          -              -           14,664           -

Net loss for the year ended
 December 31, 1998                   -          -              -             -        (1,894,749)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1998     33,000,905     33,597     20,589,759        38,419    (21,993,889)

Common stock issued for cash
 at $0.10 per share             2,500,000      2,500        247,500          -              -

Currency translation adjustment
 (Unaudited)                         -          -              -            6,669           -

Net loss for the six
 months ended June 30, 1999
 (Unaudited)                         -          -              -             -           (91,852)
                              -----------   --------   ------------   -----------   ------------
Balance, June 30, 1999
 (Unaudited)                   35,500,905   $ 35,501   $ 20,837,259   $    45,088   $(22,085,741)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
                                                                              (As Restated
                                                                               See Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                 $ (219,153)  $ (206,252)  $  (91,852) $(1,050,855)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Debt forgiveness                                   (48,571)        -        (374,528)        -
   Loss on investment in joint venture                   -          32,013         -          71,071
   Loss on disposition of assets                         -            -            -          14,311
   Depreciation and amortization                       24,865       27,784       49,528       55,726
 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable         (25,455)    (112,710)     (88,479)     (16,043)
   (Increase) decrease in deposits and prepaid
     expenses                                         (10,666)     104,906      (54,395)      (9,400)
   Increase (decrease) in accounts payable            (81,787)    (173,786)    (281,564)    (525,253)
   Increase (decrease) in unearned revenue               -            -         (21,666)        -
   Increase (decrease) in contingent liabilities      158,816      207,574      133,610       76,668
   Increase (decrease) in accrued expenses            (34,293)     250,735       16,461       50,486
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Operating Activities          (236,244)     130,264     (712,885)  (1,333,289)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                -         (70,141)     (18,831)    (104,064)
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Investing Activities              -         (70,141)     (18,831)    (104,064)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                         250,000         -         250,000    1,000,992
 Additional capital contributed                          -            -            -         386,111
 Proceeds from notes payable                          192,463        4,271      750,000      100,341
 Principle payments on notes payable                  (12,936)     (16,976)     (47,093)     (16,976)
                                                   ----------   ----------   ----------   ----------
  Net Cash Provided by Financing Activities           429,527      (12,705)     952,907    1,470,398
                                                   ==========   ==========   ==========   ==========

NET INCREASE (DECREASE) IN CASH                       193,283       47,418      221,191       33,045

CASH, BEGINNING OF PERIOD                              81,120           86       53,221       14,459
                                                   ----------   ----------   ----------   ----------
CASH, END OF PERIOD                                $  274,412   $   47,504   $  274,412   $   47,504
                                                   ==========   ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $   19,615   $   10,871   $   28,639   $   18,940
 Income taxes                                      $        -   $     -      $     -      $     -

NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services                  $        -   $     -      $     -      $     -
 Common stock issued on conversion
  debt to common stock                             $        -   $  240,000   $     -      $  240,000


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

The Company also has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded a total of contingent liabilities at June 30, 1999 and December 31, 1998 of $500,232 and $747,819, respectively. During the six months ended June 30, 1999, $25,962 was paid by the Company and $374,528 of the contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness has been recorded in the accompanying financial statements for the six months ended June 30, 1999. Additional contingent liabilities of $152,903 were recorded by the Company during the six months ended June 30, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

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

The Company is also involved in threatened litigation with Middlemarch Farms, Ltd. (Middlemarch), a Canadian company, whereby Middlemarch is claiming a security interest in certain property transferred to the joint venture during March 1998. Middlemarch is claiming that there is an outstanding balance due of $230,300 plus interest. The property subject to the security interest is comprised of the assets and liabilities which were transferred to the joint venture in March 1998.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998
NOTE 9 - CLASS A-SPECIAL SHARES

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

NOTE 13 - CORRECTION OF AN ERROR

Subsequent to the issuance of the December 31, 1998 consolidated financial statements, the Company was able to recover a total of 596,001 shares of its outstanding common stock that had originally been recorded by the Company during 1995 and 1996 at a total cost of $527,607. The shares were determined to have been issued in error in that no consideration was ever received for the shares. The Company is treating these shares now as having never been issued. Consequently, an adjustment has been made to correctly reflect the total outstanding shares as of December 31, 1998, and to correctly reflect the net income (loss) for the six months ended June 30, 1999.

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

   Six Month Period ended June 30, 1999 compared to June 30, 1998
   --------------------------------------------------------------

     Substantially all revenue during the six month period ended June 30, 1999 was derived from EPC's operations, with total revenues being $334,892 and direct costs associated therewith being $212,107 or approximately 63.3% of revenues. Total revenues for the six month period ended June 30, 1998 were $255,584 and direct costs associated therewith were $163,844, or approximately 64.1% of revenue. The direct costs for the six month period ended June 30, 1999 as a percent of sales was 0.8% lower than the direct costs as a percentage of sales realized by the Company same period in the preceding year. The slight decrease in direct costs as a percent of revenues for the current period as compared to the prior comparative period can not be attributed to any one particular factor. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up. Although substantially all of the Company's revenues are derived from bioremediation work performed for Amoco there is no guarantee that the Company's revenues will continue and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

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

     Extraordinary Item. During the six months ended June 30, 1999 the Company recognized income from the forgiveness of $374,528 in debt by certain creditors of the Company. (See Note 8 to the Financial Statements.) The Company had no extraordinary items of income or expense during the six month period ended June 30, 1998.

     Including the extraordinary item the Company had net comprehensive loss of $85,183 for the six months ended June 30, 1999. The basic loss per share for the period before extraordinary items was $(0.01), while the Company experienced basic income per share of $0.01 after taking into account extraordinary items. The fully diluted earnings per share was $0.00. For the six months ended June 30, 1998, the Company had a net comprehensive loss of $(1,050,855) and fully diluted loss per share was $(0.04).

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

     Because the Company has an accumulated deficit of $(21,933,889), has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1998 contained a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing need through December 31, 1999.

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

     Walter Kolbe, chairman of the Company's board of directors, called the meeting to order and indicated that there were 208,887 shares present in person and 25,014,712 shares represented by proxy and that a quorum of shareholders was present, that the meeting was duly called and noticed, and was properly convened for the transaction of business. John C. Thompson, Esq. was appointed Secretary of the meeting. As evidence of the proper notice of the meeting, it was indicated that the following documents were being inserted into the minute book: (1) printed notice of the meeting dated March 29, 1999, (2) a list of shareholders as of March 19, 1999, the record date, prepared by American Transfer & Trust, Inc., which shows that the Company had 33,596,906 shares issued and outstanding; and (3) a certificate of mailing, stating that the Notice of special meeting, proxy statement, and proxy was sent to all shareholders on March 30, 1999.

     The Chairman indicated that the special meeting was called to consider and vote on proposals to:

1. Ratify and approve certain agreements (the "Agreements") entered into between the Company and JFJ Ecosystems, LLC ("JFJ"), the joint venture partner with the Company's wholly-owned subsidiary IEI Canada, Inc. ("IEI Canada"), in ROP North America LLC (the "JV").

2. Elect each of the following three nominees as directors to serve until the expiration of their respective terms and until their respective successors are elected and qualified;

     Tom Jarnagin     Magaly Bianchini     Steven Justus

3.   Approve the Company's 1999 Stock Option and Award Plan;

4. Approve proposed amendments to the Company's Articles of Incorporation that would:

     (a) Make certain modernizing changes and explicitly limit director liability.
     (b) Specifically define and outline the rights and privileges attached to the Common Stock, and authorize a class of 25,000,000 shares of Preferred Stock, par value $0.001 per share;
     (c) Permit good faith transactions between the Company and interested directors;
     (d) Limit liability of directors to the full extent permissible under Utah law;
     (e) Permit the Company to indemnify officers, directors and others to the full extent permissible under Utah law;
     (f)   Allow the Company the right to acquire its own shares;
     (g) Accurately reflect the current registered agent and the current members of the board of directors.

5. Consider and act upon the ratification of the appointment of Jones, Jensen & Company as independent auditors;

6. Transact such other business as may properly come before the Special Meeting or any adjournment thereof.

     The Chairman indicated the affirmative vote of the holders of a majority of the shares present, in person or represented by proxy, and entitled to vote at the Special Meeting is required to approve the proposals. The Chairman indicated that (i) the board of directors had unanimously approved the proposals, (ii) the Company had received from shareholder proxies representing 25,014,712 votes appointing Mr. Kolbe and Elliott N. Taylor, counsel to the company, proxies to vote on the proposals; and (iii) that the board of directors recommends that the shareholders vote "For" the proposals. Mr.

Kolbe then put the proposals to the shareholders for a vote. Accordingly, after motion duly made by Tom Jarnagin and seconded by Steven Justus, the proposals as set forth in the notice were voted as follows:

     Proposal No. 1 was adopted with 16,317,730 shares voting FOR; 14,801 shares voting AGAINST and 14,887 shares voting to WITHHOLD AUTHORITY.

     Proposal No. 2 was adopted with:

     Steven Justus: 24,413,733 shares voting FOR; 135,564 shares voting AGAINST and 473,703 voting to WITHHOLD AUTHORITY.

     Magaly Bianchini: 24,540,955 shares voting FOR; 8,342 shares voting AGAINST and 473,703 voting to WITHHOLD AUTHORITY.

     Tom Jarnagin: 24,549,288 shares voting FOR; 9 shares voting AGAINST and 473,703 voting to WITHHOLD AUTHORITY

     Proposal No. 3 was adopted with 24,992,213 shares voting FOR; 207,601 shares voting AGAINST and 15,821 voting to WITHHOLD AUTHORITY.

     Proposal No. 4 (a) was adopted with 16,198,216 shares voting FOR; 146,113 shares voting AGAINST and 9,089 voting to WITHHOLD AUTHORITY.

     Proposal No. 4(b) was adopted with 15,335,376 shares voting FOR; 976,071 shares voting AGAINST and 41,971 voting to WITHHOLD AUTHORITY.

     Proposal No. 4(c) was adopted with 15,685,008 shares voting FOR; 656,644 shares voting AGAINST and 11,889 voting to WITHHOLD AUTHORITY.

     Proposal No. 4(d) was adopted with 24,633,989 shares voting FOR; 577,453 shares voting AGAINST and 12,423 voting to WITHHOLD AUTHORITY.

     Proposal No. 4(e) was adopted with 24,497,774 shares voting FOR; 586,312 shares voting AGAINST and 139,780 voting to WITHHOLD AUTHORITY.

     Proposal No. 4(f) was adopted with 16,036,165 shares voting FOR; 299,305 shares voting AGAINST and 11,437 voting to WITHHOLD AUTHORITY.

     Proposal No. 4(g) was adopted with 16,329,994 shares voting FOR; 5,477 shares voting AGAINST and 17,553 voting to WITHHOLD AUTHORITY.

     Proposal No. 5 was adopted with 25,199,243 shares voting FOR; 5,470 shares voting AGAINST and 18,886 voting to WITHHOLD AUTHORITY.

     Proposal No. 6 was adopted with 25,134,908 shares voting FOR; 76,804 shares voting AGAINST and 11,887 voting to WITHHOLD AUTHORITY.

     The number of shares required to approve each proposal is 12,611,801 shares. The Chairman declared that all proposals were adopted.


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