Form 10QSB
period 1999-09-30
INDUSTRIAL ECOSYSTEMS INC
filed 1999-11-12
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

                2040 West Broadway, Bloomfield, New Mexico, 87413
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 505-632-1786
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                       35,500,905
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 1999

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

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                               September 30,   December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                    $      3,315   $     12,552
   Restricted cash                                    43,083         40,669
   Accounts receivable                                94,520         35,079
   Prepaid expenses                                   43,529              -
                                                ------------   ------------

     Total Current Assets                            184,447         88,300
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net)                         220,714        275,973
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture                             -              -
   Deposits                                           21,644         10,740
                                                ------------   ------------

     Total Other Assets                               21,644         10,740
                                                ------------   ------------

     TOTAL ASSETS                               $    426,805   $    375,013
                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                               September 30,   December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)
CURRENT LIABILITIES
   Accounts payable                             $     99,045   $    356,890
   Accrued expenses                                  356,130        323,755
   Unearned revenue                                     -            21,666
   Due to related party                                 -            14,286
   Notes payable, current portion                     45,030         85,902
                                                ------------   ------------

     Total Current Liabilities                       500,205        802,499
                                                ------------   ------------

LONG-TERM DEBT

   Note payable, related party                       750,000              -
   Notes payable                                     137,195        157,405
                                                ------------   ------------

     Total Long-Term Debt                            887,195        157,405
                                                ------------   ------------

     Total Liabilities                             1,387,400        959,904
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                        496,591        747,819
                                                ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 35,500,905 and
    33,000,905 shares issued and outstanding,
    respectively                                      35,501         33,001
   Additional paid-in capital                     20,837,259     20,589,759
   Other comprehensive income                         44,688         38,419
   Accumulated deficit                           (22,374,634)   (21,993,889)
                                                ------------   ------------

     Total Stockholders' Equity (Deficit)         (1,457,186)    (1,332,710)
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    426,805   $    375,013
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

PAGE> 5

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
REVENUES

   Net sales                                       $   83,314    $ 269,662   $  418,206    $ 525,246
   Direct costs                                       110,828      165,516      322,935      329,360
                                                   ----------   ----------   ----------   ----------
     Gross Profit                                     (27,514)     104,146       95,271      195,886
                                                   ----------   ----------   ----------   ----------
EXPENSES

   General and administrative                         230,622      325,695      778,134    1,351,703
   Bad debt expense                                      -          19,802         -          19,802
   Depreciation and amortization                       24,865       28,415       74,393       84,141
                                                   ----------   ----------   ----------   ----------
     Total Expenses                                   255,487      373,912      852,527    1,455,646
                                                   ----------   ----------   ----------   ----------
     Loss From Operations                            (283,001)    (269,766)    (757,256)  (1,259,760)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE)

   Other income                                         5,358       31,775       37,857       73,238
   Interest income                                       -             201          115          425
   Interest expense                                   (11,250)     (13,208)     (35,989)     (30,374)
   Loss on investment in joint venture                   -        (155,000)        -        (226,071)
   Loss on disposition of assets                         -            -            -         (14,311)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Expense)                      (5,892)    (136,232)       1,983     (197,093)
                                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (288,893)    (405,998)    (755,273)  (1,456,853
                                                   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS

 Debt forgiveness                                        -            -         374,528         -
                                                   ----------   ----------   ----------   ---------
  Total Extraordinary Items                              -            -         374,528         -
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (288,893)  $ (405,998)  $ (380,745) $(1,456,853)
                                                   ==========   ==========   ==========   ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                          (400)        -           6,269         -
                                                   ----------    ----------   ----------   ----------
NET COMPREHENSIVE LOSS                             $ (289,293)  $ (405,998)  $ (374,476) $(1,456,853)
                                                   ==========   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Continued)
                                  (Unaudited)


                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------

BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01)  $    (0.01)  $    (0.02)  $    (0.05)
 Extraordinary items                                     0.00          -           0.01          -
                                                   ----------   ----------   ----------   ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $    (0.01)  $    (0.01)  $     0.01   $    (0.05)
                                                   ==========   ==========   ==========   ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01)  $    (0.01)  $    (0.02)  $    (0.05)
 Extraordinary items                                     0.00          -           0.03          -
                                                   ----------   ----------   ----------   ----------

 FULLY DILUTED EARNINGS (LOSS) PER SHARE           $    (0.01)  $    (0.01)  $     0.01   $    (0.05)
                                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1997     24,693,875   $ 24,694   $ 18,353,541   $    23,755  $ (20,009,140)
 (Previously reported)

Common stock issued for cash
 at an average price of $0.35
 per share                      2,865,701      2,866        998,056          -              -

Common stock issued in lieu
 of debt at an average price
 of $0.16 per share             5,341,330      5,341        830,726          -              -

Common stock issued for
 services rendered at an
 average of $0.21 per share        99,999        100         21,325          -              -

Additional capital contributed       -          -           386,111          -              -

Currency translation adjustment      -          -              -           14,664           -

Net loss for the year ended
 December 31, 1998                   -          -              -             -        (1,894,749)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1998     33,000,905     33,001     20,589,759        38,419    (21,993,889)

Common stock issued for cash
 at $0.10 per share             2,500,000      2,500        247,500          -              -

Currency translation adjustment
 (Unaudited)                         -          -              -            6,269           -

Net loss for the nine
 months ended Sept. 30, 1999
 (Unaudited)                         -          -              -             -          (380,745)
                              -----------   --------   ------------   -----------   ------------
Balance, June 30, 1999
 (Unaudited)                   35,500,905   $ 35,501   $ 20,837,259   $    44,688   $(22,374,634)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                 $ (288,893)  $ (405,998)  $ (380,745) $(1,456,853)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Debt forgiveness                                      -            -        (374,528)        -
   Loss on investment in joint venture                   -         155,000                   226,071
   Loss on disposition of assets                         -            -            -          14,311
   Depreciation and amortization                       24,865       28,415       74,393       84,141

 Changes in assets and liabilities:
   (Increase) decrease in accounts receivable          29,038     (160,380)     (59,441)    (176,423)
   (Increase) decrease in deposits and prepaid
     expenses                                             (38)       4,996      (54,433)      (4,404)
   Increase (decrease) in accounts payable             14,033     (135,839)    (267,531)    (661,092)
   Increase (decrease) in unearned revenue               -         (24,999)     (21,666)     (24,999)
   Increase (decrease) in contingent liabilities       (3,641)     517,885      129,969      594,553
   Increase (decrease) in accrued expenses             15,914)     143,867       32,375      194,353
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Operating Activities          (208,722)     122,947     (921,607)  (1,210,342)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                (303)     (21,505)     (19,134)    (125,569)
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Investing Activities              (303)     (21,505)     (19,134)    (125,569)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                            -            -         250,000    1,000,992
 Additional capital contributed                          -            -            -         386,111
 Proceeds from notes payable                             -            -         750,000      100,341
 Principle payments on notes payable                  (18,989)     (24,203)     (66,082)     (41,179)
                                                   ----------   ----------   ----------   ----------
  Net Cash Provided by Financing Activities           (18,989)     (24,203)     933,318    1,446,195
                                                   ==========   ==========   ==========   ==========

NET INCREASE (DECREASE) IN CASH                      (228,014)      77,239       (6,823)     110,284

CASH, BEGINNING OF PERIOD                             274,412       47,504       53,221       14,459
                                                   ----------   ----------   ----------   ----------
CASH, END OF PERIOD                                $   46,398   $  124,743   $   46,398   $  124,743
                                                   ==========   ==========   ==========   ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $     -      $    9,425   $   28,639   $   28,365
 Income taxes                                      $     -      $     -      $     -      $     -

NON-CASH FINANCING ACTIVITIES:
 Common stock issued for services                  $     -      $     -      $     -      $     -
 Common stock issued on conversion
  debt to common stock                             $     -      $     -      $     -      $  240,000


The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                 September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 an for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.

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

Results of Operations
---------------------

   General
   -------

     The Company's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, the Company has pursued the development of ROP North America, LLC ("ROP"), through the Company's wholly owned Canadian subsidiary, IEI Canada, which at September 30, 1999, was still in the development stage. The Company's results of operations include the costs of its investment in ROP.

     For the nine months ended September 30, 1999, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the nine month period ended September 30, 1999, the Company had a gain of $6,269 as a result of foreign currency translation adjustment.

   Nine Month Period ended September 30, 1999 compared to September 30, 1998
   -------------------------------------------------------------------------

     Substantially all revenue during the nine month period ended September 30, 1999 was derived from EPC's operations, with total revenues being $418,206 and direct costs associated therewith being $322,935 or approximately 77.2% of revenues. Total revenues for the nine month period ended September 30, 1998 were $525,246 and direct costs associated therewith were $329,360, or approximately 62.7% of revenue. The direct costs for the nine month period ended September 30, 1999 as a percent of sales was 14.5% higher than the direct costs as a percentage of sales realized by the Company same period in the preceding year. The increase in direct costs as a percent of revenues for the current period as compared to the prior comparative period can be attributed to the fact that, during the current period, the Company performed a greater number of general roustabout jobs with higher direct costs as opposed to remediation jobs with lower direct costs. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up. Although substantially all of the Company's revenues are derived from bioremediation work performed for Amoco there is no guarantee that the Company's revenues will continue and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

     To expand its revenue base the Company has conducted a bioremediation demonstration for the Department of Defense at the U.S. Navy's Pt. Molate Fuel Depot in Richmond, California. This technical demonstration represents the culmination of years of effort. The demonstration was sponsored by the Bay Area Defense Conversion Action Team (BADCAT), a public private partnership of:
Bay Area Economic Forum (BAEF), Bay Area Regional Technology Alliance (BARTA), California Environmental Protective Agency (CAL EPA), Chevron Research and Technology Company, Engineering Field Activity West, Naval Facilities Engineering Command (EFA West), Naval Facilities Engineering Service Center (NFESC), San Francisco State University Center for Public Environmental Oversight (CPEO) and the U.S. Environmental Protection Agency (US EPA). The Company expects that it will take five to six months after the demonstration commences for the Department of Defense and others to fully evaluate the results of the demonstration. Should this evaluation be favorable, the Company's technology and process could become, given certain site characteristics, the preferred method for reducing hydrocarbon contamination in soil.

     Corporate Expense. For the nine months ended September 30, 1999 total operating expenses were $852,527, consisting of general and administrative expenses of $778,134 and depreciation and amortization expenses of $74,393, resulting in a loss from operations of $(757,256). For the nine months ended September 30, 1998 total operating expenses were $1,455,646, consisting of general and administrative expenses of $1,351,703, bad debt expense of $19,802, and depreciation and amortization expenses of $84,141, resulting in a loss from operations of $(1,259,760). The operating expenses for the nine months ended September 30, 1999 represent a substantial reduction in overall operating expenses (approximately 41.4%) compared to the Company's operating expenses incurred for the nine months ended September 30, 1998. The reduction in operating expenses for the nine months just ended is a direct result of the efforts the Company has undertaken to reduce cash outflows in non-revenue producing areas.

     Interest Expense. Interest expense for the nine months ended September 30, 1999 was $35,989, which is attributed to the line-of-credit obtained from a related party. Interest expense for the nine months ended September 30, 1998 was $30,374, and is attributed to corporate borrowing during the normal course of business.

     Other Income. Other income for the nine months ended September 30, 1999 was $37,857, of which, substantially all was represented by the balance of the income derived from the one-year consulting agreement with ROP, which represents a decrease over other income of $73,238 for the nine month period ended September 30, 1998. During the nine month period ended September 30, 1998, the Company had expenses of $226,071 and $14,311, associated with loss on investment in the joint venture and disposition of assets, respectively, so that total other income (expense) for the prior nine month period was $(197,093) compared to $1,983 for the current nine month period.

     Extraordinary Item. During the nine months ended September 30, 1999 the Company recognized income from the forgiveness of $374,528 in debt by certain creditors of the Company. The Company had no extraordinary items of income or expense during the six month period ended June 30, 1998.

     Including the extraordinary item the Company had net comprehensive loss of $405,988 for the nine months ended September 30, 1999. The basic loss per share for the period before extraordinary items was $(0.02), while the Company experienced basic income per share of $0.01 after taking into account extraordinary items. The fully diluted earnings per share was $0.01. For the nine months ended September 30, 1998, the Company had a net comprehensive loss of $(1,456,853) and fully diluted loss per share was $(0.05).

Liquidity and Capital Resources
-------------------------------

     Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company.

     The Company had a working capital deficit of $(315,758), cash and cash equivalents of $3,315 and restricted cash deposits of $43,083 at September 30, 1999. Cash used in operations for the nine month period was $(921,607)and was derived primarily from cash received from accounts receivable and the sale of shares, borrowing against the line-of-credit, and the issuance of common stock for the conversion of debt.

     Because the Company has an accumulated deficit of $(22,374,634)at September 30, 1999, has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1998 contained a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Additionally, the Company has developed an overall strategy and certain financing options to meet its ongoing need through December 31, 1999.

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

     At September 30, 1999, the Company had recorded $356,890 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. During the period the Company extended a preliminary settlement offer to the IRS on Form 433. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the preliminary settlement offer are based on the trustee portion (the amount the Company withheld from its Employees' W-2 wages) of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties"). The trustee portion due is approximately $90,000 and will require the Company to make installment payments to the IRS of approximately $5,000 per month over 24 months. Upon payment in full of the settled amount the IRS will provide the Company and any Responsible Parties with a full release from liability. Should the Company fail to maintain the monthly payments to the IRS, the IRS will have the right to collect from the individual Responsible Parties as well as the Company.

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

     The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment of such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At September 30, 1999, the Company has recorded total contingent liabilities of $496,591, a reduction from $747,819 recognized at December 31, 1998.

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

     The Company is involved in litigation with 54GO Products, a New Mexico limited liability company ("54GO"), regarding an open account and a distribution agreement between 54GO and the Company's subsidiary Environmental Protection Company, a New Mexico corporation ("EPC"). 54GO filed a complaint in July 1997 in the Eleventh District Court of San Juan County, New Mexico, alleging that the Company owed money on an open account for products delivered by 54GO to EPC, and also for products to be delivered pursuant to the distribution agreement. In August 1997, the Company filed an answer to the complaint in which the Company contends that the products delivered by 54GO were not ordered by EPC, that EPC specifically requested the products not be delivered, and that 54GO refused to take the products back. The Company also contends that the distribution agreement was breached by 54GO before it became operational and that any obligation to purchase products under the agreement was negated by the failure of conditions precedent. The case has been tried and a decision is now pending before the Court. The Company has recorded a contingent liability of $75,000 and $30,000 (included in contingent liabilities of $496,591 and $747,819 at September 30, 1999 and December 31, 1998 respectively) in connection with the litigation.

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

     None.

                       ITEM 5.  OTHER INFORMATION

     None.


                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule

(b)     Reports on Form 8-K.
        --------------------

     None.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: November 11, 1999                By/S/Tom Jarnigan, President and
                                       Director