Form 10QSB/A
period 1999-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 1999-12-07
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                FORM 10-QSB/A
                               AMENDMENT NO. 2

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 1999

[ ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

        For the Transition Period from _____________ to ____________

                    Commission File Number   0-29838
                                             -------

                        INDUSTRIAL ECOSYSTEMS, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

         Utah                                             94-3200034
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
 incorporation or organization)

                2040 West Broadway, Bloomfield, New Mexico  87413
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (505) 632-1786
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     None.

(b)     Reports on Form 8-K.
        --------------------

     None.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: December 6, 1999                By/S/Tom Jarnagin, President and
                                       Director