Form 10QSB/A
period 1999-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 1999-12-07
CIK 930764

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

                       INDEPENDENT ACCOUNTANT'S REPORT
                       -------------------------------

The Board of Directors
Industrial Ecosystems, Inc. and Subsidiaries
Pacifica, California

The accompanying consolidated balance sheet of Industrial Ecosystems, Inc. and Subsidiaries as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three and nine months ended September 30, 1999 and 1998 were not audited by us and accordingly we do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated February 19, 1999.

As discussed in Note 12 to the consolidated financial statements, an error resulting in the overstatement of previously reported amounts in Additional Paid-In Capital and Accumulated Deficit as of December 31, 1998, was discovered by management of the Company during the current year. Accordingly, an adjustment has been made to the above-mentioned accounts as of December 31, 1998 to correct the error.

Jones, Jensen & Company
Salt Lake City, Utah
November 15, 1999

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                               September 30,   December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited) (As Restated
                                                               See Note 12)
CURRENT ASSETS
   Cash and cash equivalents (Note 1)           $      3,315   $     12,552
   Restricted cash (Note 1)                           43,083         40,669
   Accounts receivable (Note 1)                       94,520         35,079
   Prepaid expenses (Note 1)                          43,529              -
                                                ------------   ------------

     Total Current Assets                            184,447         88,300
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net)(Notes 1 and 2)          220,714        275,973
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture (Note 7)                    -              -
   Deposits                                           21,644         10,740
                                                ------------   ------------

     Total Other Assets                               21,644         10,740
                                                ------------   ------------

     TOTAL ASSETS                               $    426,805   $    375,013
                                                ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                               September 30,   December 31,
                                                    1999           1998
                                                ------------   ------------
                                                 (Unaudited)   (As Restated
                                                                 See Note 12)
CURRENT LIABILITIES
   Accounts payable                             $     99,045   $    356,890
   Accrued expenses (Note 4)                         356,130        323,755
   Unearned revenue (Note 1)                            -            21,666
   Due to related party (Note 3)                        -            14,286
   Notes payable, current portion (Note 5)            45,030         85,902
                                                ------------   ------------

     Total Current Liabilities                       500,205        802,499
                                                ------------   ------------

LONG-TERM DEBT

   Note payable, related party (Note 6)              750,000              -
   Notes payable (Note 5)                            137,195        157,405
                                                ------------   ------------

     Total Long-Term Debt                            887,195        157,405
                                                ------------   ------------

     Total Liabilities                             1,387,400        959,904
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 8)               496,591        747,819
                                                ------------   ------------

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

PAGE> 5

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
REVENUES

   Net sales                                       $   83,314    $ 269,662   $  418,206    $ 525,246
   Direct costs                                       110,828      165,516      322,935      329,360
                                                   ----------   ----------   ----------   ----------
     Gross Profit                                     (27,514)     104,146       95,271      195,886
                                                   ----------   ----------   ----------   ----------
EXPENSES

   General and administrative                         230,622      325,695      778,134    1,351,703
   Bad debt expense                                      -          19,802         -          19,802
   Depreciation and amortization                       24,865       28,415       74,393       84,141
                                                   ----------   ----------   ----------   ----------
     Total Expenses                                   255,487      373,912      852,527    1,455,646
                                                   ----------   ----------   ----------   ----------
     Loss From Operations                            (283,001)    (269,766)    (757,256)  (1,259,760)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE)

   Other income                                         5,358       31,775       37,857       73,238
   Interest income                                       -             201          115          425
   Interest expense                                   (11,250)     (13,208)     (35,989)     (30,374)
   Loss on investment in joint venture                   -        (155,000)        -        (226,071)
   Loss on disposition of assets                         -            -            -         (14,311)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Expense)                      (5,892)    (136,232)       1,983     (197,093)
                                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (288,893)    (405,998)    (755,273)  (1,456,853
                                                   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS

 Debt forgiveness (Note 8)                               -            -         374,528         -
                                                   ----------   ----------   ----------   ---------
  Total Extraordinary Items                              -            -         374,528         -
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (288,893)  $ (405,998)  $ (380,745) $(1,456,853)
                                                   ==========   ==========   ==========   ==========
OTHER COMPREHENSIVE INCOME

   Foreign currency adjustments                          (400)        -           6,269         -
                                                   ----------    ----------   ----------   ----------
NET COMPREHENSIVE LOSS                             $ (289,293)  $ (405,998)  $ (374,476) $(1,456,853)
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

f.  Unearned Revenue

The Company entered into a one-year consulting agreement with the JV (see Note
7) whereby the Company would receive a total of $200,000 for management consulting. During 1998, the Company received a payment of $100,000 under the consulting agreement. The balance was payable based on meeting certain performance standards. At December 31, 1998, the Company had not met the performance standards and was not entitled to the additional $100,000 under the consulting agreement. Because the term of the agreement went from March, 1998 to March, 1999, the Company had unearned revenue of $0 and $21,666 as of September 30, 1999 and December 31, 1998, respectively.

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

h.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $42,431 and $40,669 as of September 30, 1999 and December 31, 1998, respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
               September 30, 1998 and December 31, 1998


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

o.  Prepaid Expenses

The Company follows the policy of capitalizing prepaid costs and amortizing the costs over the periods benefitted. Prepaid expenses of $43,529 and $-0-as of September 30, 1999 and December 31, 1998, respectively, consist of advanced legal and accounting fees and are charged to operations as the services are performed.

p.  Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
               September 30, 1999 and December 31, 1998

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                September 30,     December 31,
                                                     1999           1998
                                                 ------------   ------------
                                                  (Unaudited)

     Furniture and fixtures                      $     35,838   $     35,535
     Machinery and equipment                          435,005        429,005
     Computers                                         14,875         14,875
     Vehicles                                          81,400         70,900
     Leasehold improvements                             4,033         10,340
     Building                                          14,905         14,905
     Land                                              40,199         31,561
                                                 ------------   ------------
                                                      626,255        607,121
     Accumulated depreciation                        (405,541)      (331,148)
                                                 ------------   ------------
     Net property and equipment                  $    220,714   $    275,973
                                                 ============   ============


NOTE 3 - RELATED PARTY TRANSACTIONS

As of September 30, 1999 and December 31, 1998, the Company owed $-0- and $14,286, respectively, to an employee of the joint venture. This amount represents an advance made to the Company during 1996. The amount is non-interest bearing and due on demand.

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

The Company's transfer agent as of December 31, 1998, was controlled by a minority shareholder who has received options recorded at their fair market value on the date of issuance from the Company for consulting services. As of September 30, 1999 and December 31, 1998, the Company owed its transfer agent a total of $0 and $25,000, respectively. The minority shareholder has played a significant role in obtaining professional consulting, accounting and legal services for the Company in helping the Company try to become fully reporting with the SEC.

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of September 30, 1999 and December 31, 1998 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. Reasonable interest and penalties have also been accrued as of September 30, 1999 and December 31, 1998. Following is the breakout of accrued expenses as of September 30, 1999 and December 31, 1998:

                                                 September 30,   December 31,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)

  Accrued payroll                                 $     28,115   $     12,411
  Accrued payroll taxes, penalties and interest        193,282        198,282
  Accrued interest                                      33,750         26,400
  Other                                                100,983         86,662
                                                  ------------   ------------
                                                  $    356,130   $    323,755
                                                  ============   ============
NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:
                                                 September 30,   December 31,
                                                      1999           1998
                                                  ------------   ------------
                                                  (Unaudited)
Note payable to a bank, interest at prime + 3%
  per annum, requires monthly payments of $1,860
  plus interest, matures in December, 2005,
  secured by machinery, equipment and certificate
  of deposit.                                     $    139,510   $    156,250

Note payable to a company, interest at 11.5% per
  annum, principle and interest of $ 5,002 due
  monthly, matures in June, 2000, secured by
  equipment.                                            42,715         82,058

Other obligations                                            -          4,999
                                                  ------------   ------------
Total Notes Payable                                    182,225        243,307
Less: Current Portion                                  (45,030)       (85,902)
                                                  ------------   ------------
Long-Term Notes Payable                           $    137,195   $    157,405
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
                                        ========

NOTE 6 - NOTES PAYABLE - RELATED PARTY

During the nine months ended September 30, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit are to be authorized by an independent credit committee on a case-by-case basis. Total advances from the line-of-credit through September 30, 1999 was $750,000. The line-of-credit is secured by the Company's interest in the JV and is due and payable in full by December 31, 2000.

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

The Company also has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded a total of contingent liabilities at September 30, 1999 and December 31, 1998 of $496,591 and $747,819, respectively. During the nine months ended September 30, 1999, $29,603 was paid by the Company and $374,528 of the contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness has been recorded in the accompanying financial statements for the nine months ended September 30, 1999. Additional contingent liabilities of $152,903 were recorded by the Company during the nine months ended September 30, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

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

On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
               September 30, 1999 and December 31, 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

At September 30, 1999 and December 31, 1998, 324,390 class A-special shares remain outstanding that are convertible at the holder's option into 254,573 (post split) shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted into IEI shares.

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

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
               September 30, 1999 and December 31, 1998


NOTE 10 - STOCK OPTIONS (CONTINUED)

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

NOTE 12 - CORRECTION OF AN ERROR

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

   Nine Month Period ended September 30, 1999 compared to September 30, 1998
   -------------------------------------------------------------------------

     Substantially all revenue during the nine month period ended September 30, 1999 was derived from EPC's operations, with total revenues being $418,206 and direct costs associated therewith being $322,935 or approximately 77.2% of revenues. Total revenues for the nine month period ended September 30, 1998 were $525,246 and direct costs associated therewith were $329,360, or approximately 62.7% of revenue. The direct costs for the nine month period ended September 30, 1999 as a percent of sales was 14.5% higher than the direct costs as a percentage of sales realized by the Company same period in the preceding year. The increase in direct costs as a percent of revenues for the current period as compared to the prior comparative period can be attributed to the fact that, during the current period, the Company performed a greater number of general roustabout jobs with higher direct costs as opposed to remediation jobs with lower direct costs. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up. In the past, substantially all of the Company's revenues have been derived from bioremediation work performed for Amoco. During the reporting period revenues from Amoco began to decrease. Amoco recently merged with British Petroleum and have been undergoing a review of all of its operations, including those in the Farmington, New Mexico area. As a result of Amoco's review, much of the anticipate bioremediation work during 1999 has been delayed. Management of the Company expects this trend to continue through the balance of the 1999 calendar year, but to reverse beginning in the year 2000. The Company's contract with Amoco provides for the Company to provide bioremediation work for Amoco sites in Colorado and New Mexico on an as needed basis. This is no specific time limit or term for the agreement. In addition, there is no guarantee that the Company's revenues will continue and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

     The Company has performed bioremediation work during the period for Public Service Company of New Mexico. In addition, to expand its revenue base the Company has conducted a bioremediation demonstration for the Department of Defense at the U.S. Navy's Pt. Molate Fuel Depot in Richmond, California. This technical demonstration represents the culmination of years of effort. The demonstration was sponsored by the Bay Area Defense Conversion Action Team (BADCAT), a public private partnership of: Bay Area Economic Forum (BAEF), Bay Area Regional Technology Alliance (BARTA), California Environmental Protective Agency (CAL EPA), Chevron Research and Technology Company, Engineering Field Activity West, Naval Facilities Engineering Command (EFA West), Naval Facilities Engineering Service Center (NFESC), San Francisco State University Center for Public Environmental Oversight (CPEO) and the U.S. Environmental Protection Agency (US EPA). The Company expects that it will take five to six months after the demonstration commences for the Department of Defense and others to fully evaluate the results of the demonstration. Should this evaluation be favorable, the Company's technology and process could become, given certain site characteristics, the preferred method for reducing hydrocarbon contamination in soil.

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

     The Company had a working capital deficit of $(315,758), cash and cash equivalents of $3,315 and restricted cash deposits of $43,083 at September 30, 1999. Cash used in operations for the nine month period was $(921,607)and was derived primarily from cash received from accounts receivable and the sale of shares, borrowing against the line-of-credit, and the issuance of common stock for the conversion of debt. The Company's accounts receivable increased from $35,079 at December 31, 1998 to $94,520 at September 30, 1999 due in large part to services performed for Public Service Company of New Mexico. However, due to inclement weather in the Farmington, New Mexico area during August and September 1999, the Company moved around between 15 different sites and the jobs could not be completed in sequence. Therefore, at September 30, 1999, several of these job sites were still open. The Company expects to receive payment from Public Service Company of New Mexico as the jobs are completed.

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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: December 3, 1999                By/S/Tom Jarnigan, President and
                                       Director