Form 10KSB
period 1999-12-31
INDUSTRIAL ECOSYSTEMS INC
filed 2000-04-12
CIK 930764

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 1999
                                     ----------------
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________ to __________

                   Commission File Number          0-29838
                                                   -------
                          INDUSTRIAL ECOSYSTEMS, INC.
                         ----------------------------
              (Exact name of registrant as specified in charter)

           UTAH                              94-3200034
------------------------------             -------------------------
State or other jurisdiction of             (I.R.S. Employer I.D. No.)
incorporation or organization

2040 West Broadway, Bloomfield, New Mexico                  87413
-------------------------------------------              ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code (505)  632-1786
                                               ---------------
Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
        None                                  N/A
------------------        -----------------------------------------

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001
------------------------------
(Title of class)

  Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  State issuer's revenues for its most recent fiscal year:  $494,796

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average bid and asked prices of the common stock at March 28, 2000, of $.325 per share, the market value of shares held by nonaffiliates would be $9,799,590.

  As of March 28, 2000, the Registrant had 42,966,683 shares of common stock issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the part of the form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933: NONE

                                    PART I.
                       ITEM 1. DESCRIPTION OF BUSINESS

Business in General
-------------------
The Company was incorporated in the state of Utah in July 1993 under the name Agri World Development Corp. In January 1994, the name was changed to Industrial Ecosystems, Inc. n March 1994, IEI acquired 100% of the equity securities of Environmental Protection Company, a New Mexico corporation ("EPC") in exchange for shares of IEI's Common Stock. Until the acquisition of EPC, IEI had no operating activities. Also, the exchange of IEI's Common Stock for the Common Stock of EPC resulted in the former stockholders of EPC obtaining control of IEI. Accordingly, EPC became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of EPC with no adjustment to the basis of EPC's assets acquired or liabilities assumed. For legal purposes, IEI was the surviving entity. EPC is in the excavation and bioremediation business and operates principally in the Farmington, New Mexico area.

In June 1994, IEI, through IEI's wholly-owned Canadian subsidiary, IEI Canada, Inc. ("IEI Canada"), acquired 100% of I.T.E. Ecosystems, Inc., Amlin Grain Roasting, Inc. and a minority interest in N-Viro Systems Canada, Inc. The operations of I.T.E. Ecosystems, Inc. and Amlin Grain Roasting, Inc. were discontinued during 1994. In September 1994, IEI incorporated three separate wholly-owned subsidiaries, RFP Management & Development Corp., ROP Management & Development Corp. and IEI Canada, Inc. In December 1996, IEI incorporated another wholly owned subsidiary, ROP Liquid Feed Corp. with the intent of separating various business activities into different entities. Thereafter, in March 1998, IEI created a Canadian entity (merger company) for the purpose of consolidating IEI Canada, Inc., ROP Liquid Food Corp, ROP Management & Development Corp. and RFP Management and Development Corp. into the merger company. The resulting consolidated entity was named IEI Canada, Inc. The assets and certain liabilities of all of these companies were later assumed by ROP North America, LLC, a joint venture company formed in March, 1998 (the "JV"), and the consolidated companies' operations were discontinued.

In June 1998, the Company incorporated two wholly-owned Canadian subsidiaries, 1297833 Ontario Ltd. and 1303873 Ontario, Ltd. The Company anticipated that these subsidiaries would enable it to carry out certain proposed remediation and waste processing operations which never materialized. Management believed that development loans for these operations might be available only to Canadian corporations. The Company is now in the process of assessing the merits of maintaining or closing these subsidiaries which have never had any business operations.

In January 1999, due to the need for working capital for both the JV and the Company, the terms of the joint venture agreement were renegotiated, as described more fully below. See Item 12. CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS: Restructure of Interest in ROP. At the request of JFJ Ecosystems, Inc. ("JFJ"), the terms of the restructuring were presented to and ratified by the Company's shareholders at a Special Meeting in April 1999.
On January 26, 2000, JFJ gave the Company written notice of its intent to exercise its Sale Rights. In light of this notice, management is currently assessing the best strategy for ROP's business operations.

Summary of Business Operations
------------------------------
Environmental Protection Company
--------------------------------
As indicated above, the Company operates a wholly owned subsidiary, EPC, which, among other things, utilizes a unique bioremediation process to reclaim contaminated soil. A majority of the Company's excavating and soil remediation jobs are done on sites owned and operated by BP-Amoco, in and around the Farmington, New Mexico area. If timing and logistics dictate, the contaminated soil is excavated and transported from the BP-Amoco site to a ten acre parcel of land located five miles from Farmington, New Mexico. This parcel which is owned and operated by EPC is permitted to receive and bio-convert hydrocarbon impacted soils. EPC's agreement with BP-Amoco allows for the bioremediation of only BP-Amoco soil on the EPC parcel. In 1998, approximately 20% of the BP-Amoco remediation jobs were performed on site by treatment of contaminated soil. For the remaining jobs, contaminated soil was removed to EPC's treatment site, then returned to BP-Amoco following treatment.

EPC engages in soil remediation of hydrocarbon spills using proprietary biotechnology knowhow. The EPC process involves the use of a matrix of bacteria. These bacteria are acquired from a number of different media which are controlled by EPC. These bacteria, along with certain enzymes which are produced by the bacteria, aid in the remediation of the contaminated soil. When soils are treated using the bioconversion process, enzymatic metabolism of the hydrocarbons can begin immediately. The bioconversion process causes the breakdown and emulsification of hydrocarbon at the hydrocarbon/aqueous interface. Once the hydrocarbons are emulsified, they are readily accessible to the large number of naturally occurring bacteria present in the biopreparation. Bacterial enzymes bind to the hydrocarbons forming enzyme-substrate complexes which subsequently serve to breakdown the hydrocarbons. The biopreparation itself is believed to be non-toxic.

Customers
---------
EPC's chief revenue source has been and continues to be its work for BP-Amoco. During fiscal year 1998, 100% of EPC's revenues were derived from BP-Amoco.
At June 30, 1999, the Company had no significant revenues from sources other than BP-Amoco's New Mexico sites, but the Company intends to continue its efforts to expand its customer and revenue base. However, EPC and the Company are highly dependent on BP-Amoco as a customer. Even though BP-Amoco has provided EPC with a fairly steady flow of business over the years, BP-Amoco is under no obligation to continue as such in the future. The recent British Petroleum merger with Amoco has not financially impacted EPC, however, there can be no assurance that EPC's business with BP-Amoco will continue as it has in the past. In an effort to broaden its customer base in the New Mexico area, EPC recently signed an excavation and remediation agreement with Public

Service Company of New Mexico ("PSCNM"), a local public utility. The financial impact of this agreement is not as yet known. The Company estimates that 90% of the PSCNM jobs will be on-site treatment through commercially acceptable land-farming and spreading operations and the remainder will require excavating. The excavated soil will be transported, per the agreement, to other commercial landfarming or composting operations.

Outside of New Mexico, the Company has had little success to date marketing its bioremediation service. The Company is conducting a demonstration of its bioremediation technology for the U.S. Navy at the Pt. Molate naval fuel depot in Richmond, California. Should the demonstration prove to be successful, the Company believes that demand for its bioremediation technology will increase.

In order to enjoy the possible benefit associated therewith, the Company plans to license its bioremediation technology to contractors that may be better positioned to garner contracts than the Company.

In an effort to increase the Company's revenues the Company has entered into an independent sales representative agreement with a third party to market the Company's product and services. The Company is in the process of negotiating other similar agreements.

The Company may look to form a strategic alliance or business combination with an operating company in a similar or substantially related industry. The Company intends to utilize various sources in its search for potential relationships, including its officers and directors, venture capitalists, and others who may present management with unsolicited proposals. To date, the Company has not engaged or entered into any discussions, negotiations, agreements or understandings regarding any potential alliances or business combinations, nor has management engaged any consultants to specifically assist the Company for such purposes.

Raw Materials and Suppliers
---------------------------
All of the raw materials needed for EPC's bioremediation work are available from a wide variety of local suppliers. Raw materials are obtained on an as-needed basis and the Company does not anticipate any problems with obtaining all necessary materials in the future.

Research and Development
------------------------
In the past two fiscal years, EPC has not spent any significant sums on research and development, because its bioremediation process has not required any substantial changes. Therefore, there have been no research and development costs to pass on to customers.

Competition
-----------
Traditional hydrocarbon spill remediation methods have been based on conventional civil engineering techniques such as excavation and removal to landfill. These methods can be expensive because of cost of transporting large volumes of material. The excavation and disposal methods are under increasing regulatory scrutiny as landfill standards are tightened and disposal costs rise. These traditional methods are being replaced by newer methods which use a variety of physical, biological and chemical methods to either immobilize or destroy contaminants.

Traditional remediation services are predominantly provided by environmental firms, construction contractors and environmental engineering firms. Numerous small companies are offering newer remediation services with varying degrees of success in treating a wide array of contaminated soils. These small companies generally have operations like EPC's New Mexico operations which are relatively local in scope.

EPC's technology has only been utilized for the bioremediation of hydrocarbon contamination and management does not know if it is appropriate or effective for multiple contaminants. Direct competition in the limited area of hydrocarbon contamination is primarily from landfill and land-spreading operations permitted to handle soils contaminated with hydrocarbons. Because EPC has access only to the Company's existing remediation site for BP-Amoco soil, it cannot remediate contaminated soil from any other customers if the soil must be physically removed immediately from the customers' sites for health and/or safety reasons, such as proximity to residential housing. Certain of the PSCNM sites fall into this category, for instance, so that EPC becomes essentially a waste hauler transporting contaminated soil to third party landfill and land-spreading operations.

In essence, the Company's lack of an open site for remediation of contaminated soils puts it at a competitive disadvantage with landfill and land-spreading operations which can accept contaminated soils from any potential customer. The Company's remediation opportunities are, therefore, limited to those customers for whom the Company can perform on-site work. The Company is in the process of assessing whether this disadvantage merits the acquisition of another remediation site.

Government Regulation
---------------------
Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. The Company's bioremediation operations may be subject to these evolving laws and the implementing regulations. The Company believes, however, that the requirements of these laws may ultimately contribute, in a number of respects, to the demand for its services. The United States environmental laws which the Company believes are or may be, applicable to EPC's bioremediation operations include the Resource Conservation and Recovery Act ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), the Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), the Clean Air Act of 1970, as amended (the "Clean Air Act"), Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").

These laws regulate the management and disposal of wastes, control the discharge of pollutants into the air and water, provide for the investigation and remediation of contaminated land and groundwater resources and establish a pollution prevention program. Various states in the United States have implemented environmental protection laws that are similar to the applicable federal laws and, in addition, states may require, among other things, permits to maintain existing or construct additional EPC facilities, if necessary.

EPC's remediation work to date has only been performed on sites permitted through either BP-Amoco or PSCNM. The Company has, therefore, not been subject to any specific regulations other than the New Mexico State Contractor's License and the Federal Heavy Highway Usage permits for its hauling work, and the OSHA Hazardous Materials regulations which require the training of employees addressed below. Therefore, there have been no significant costs or effects of compliance with regulations on the Company's remediation business.

If the Company decides to acquire its own remediation site, it will be required to obtain permits and meet federal and state environmental compliance standards. The costs of obtaining permits and complying with such standards could be significant and might have a material adverse effect on the viability of expanded remediation operations.

Employees
---------
As of March 28, 2000, EPC had six full-time employees, all of whom are employees-at-will. EPC hires additional part-time employees on an as-needed basis. All employees receive special training in the handling of contaminated materials related to the EPC's bioremediation process.

As of March 28, 2000, IEI had three full-time employees in its executive office, all of whom are employees-at-will.

IEI Canada has no employees.

ROP North America, LLC
----------------------
As indicated above, the Company's Canadian subsidiary IEI Canada, Inc., owns a 50% membership interest in ROP North America, LLC (the "JV"). The JV, through its wholly owned subsidiary, ROP North America, Inc.("ROP"), has the equipment to operate a blending/processing plant in Amherstburg, Ontario, Canada to convert organic by-products from commercial food processors, such as potato and corn by-products, and certain organic material from other commercial, industrial and institutional sources, such as the syrup from ethanol production, into a livestock feed ingredient.

The potential benefits of the blending/processing plant include the diversion of waste from landfills and the reduction of the use of other environmentally unsuitable disposal methods. The availability of such waste processing offers reduced disposal costs to food processors and other waste generators. To the extent energy conversion and increased handling/transportation costs can be minimized, blended/processed waste provides an economical alternative for the livestock feed industry.

ROP currently operates a facility in Amherstburg Ontario in which approximately 3,000 pigs per cycle (up to 3 cycles per year) are raised for a local pig producer. Once the pigs have reached the specified weight, the pigs are picked up by the producer and replaced by new piglets.

On January 26, 2000, JFJ gave the Company written notice of its intent to exercise its Sale Rights. In light of this notice, Management is currently reassessing the best strategy for expanding ROP's business.

The JV is governed by a three person Board of Managers, two of whom were appointed by JFJ Ecosystems, LLC (the Company's JV partner) and one of whom was appointed by IEI Canada. Tom Jarnagin, the Company's President, has been appointed by IEI Canada to serve as the Company's representative on the Board of Managers. In connection with the formation of the JV, the JV entered into a consulting agreement with the Company by which the JV agreed to pay the Company certain consulting fees if the JV's income and expenses matched certain financial projections established by the Company for the JV. The Company received $100,000 after formation of the JV and was to receive $100,000 on December 31, 1998, if the projections were met. The projections were not attained on December 31, 1998, and the Company will not receive the additional $100,000.

                      ITEM 2. DESCRIPTION OF PROPERTIES

Executive office
----------------
The Company's principal executive office is located in Bloomfield, New Mexico, in a building owned by EPC. The building is a wood-framed mobile building of approximately 660 square feet. The building is located at 2040 West Broadway, Bloomfield, New Mexico, on land leased at a rate of $300 per month. The lease is on a month to month basis.

The Company owns a ten acre parcel of land five miles from Farmington, New Mexico, which it uses to receive and bioconvert hydrocarbon impacted soils, based on a joint permit with BP-Amoco. The site is fenced and configured to safely handle storm runoff.

The property is used as a staging area to which BP-Amoco's contaminated soil is brought for treatment and then returned to either the original site or another site designated by BP-Amoco to receive the treated soil. The site is large enough to handle all current and future anticipated contaminated soil, and the nature of the remediation is such that the site can be used over and over as treated soil is removed.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation with 54GO Products, a New Mexico limited liability company ("54GO"), regarding an open account and a distribution agreement between 54GO and the Company's subsidiary Environmental Protection Company, a New Mexico corporation ("EPC"). 54GO filed a complaint in July 1997 in the Eleventh District Court of San Juan County, New Mexico, alleging that the Company owed money on an open account for products delivered by 54GO to EPC, and also for products to be delivered pursuant to the distribution agreement. In August 1997, the Company filed an answer to the complaint in which the Company contended that the products delivered by 54GO were not ordered by EPC, that EPC specifically requested the products not be delivered, and that 54GO refused to take the products back. The Company also contended that the distribution agreement was breached by 54GO before it became operational and that any obligation to purchase products under the agreement was negated by the failure of conditions precedent. A judgment against the Company was entered on January 3, 2000 for $31,991 plus legal fees. On March 31, 2000, the Company entered into a final negotiated settlement and payment schedule for a total payment of $58,194.

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

On April 13, 1999, ROP received a letter from Canadian counsel representing Middlemarch Farms, Ltd., a Canadian company ("Middlemarch"), claiming a security interest in certain property transferred to ROP from IEI Canada in March 1998 as part of the transaction creating the JV. This claimed security interest was created in 1992, in connection with a loan transaction between Middlemarch and a precursor company to a former IEI Canada subsidiary.

Middlemarch claims that at March 29, 1999, there is an outstanding balance due on the loan of $230,299.79, plus accrued interest and costs forward from that date. The property subject to the security interest is all of the assets, liabilities, property and equipment which was transferred to ROP in March 1998.

The claim is apparently based on the premise that there are monies owing to Middlemarch. The Company believes that the debt was fully satisfied in April 1996 through an oral agreement between the Company and Middlemarch converting debt to equity, represented by the Company's issuance to Middlemarch of 400,000 shares of the Company's common stock, plus cash payment of all outstanding interest. If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed security interest and the payment of the debt.

On May 19, 1999, the Company received from Middlemarch a copy of a "Security Agreement" referring to the above property. The Security Agreement required payment in full by July 1994. However, the Company has letters dated April 1996 from A. Spangenberg, a principal of Middlemarch, and Pensa and Associates, counsel for Middlemarch, referencing receipt of a $400,000 principal payment and stating that a remaining balance was owing of approximately $21,500. The Company paid the balance owing by check in April 1996. Based on the above, the Company believes that the debt on which the claimed security interest is based has been fully satisfied. Therefore, the Company believes that this threatened claim has no merit.

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 28, 2000, the Company's common stock was quoted on the NASD's OTC Bulletin Board under the symbol "IECS".

The table below sets forth, for the respective periods indicated, the prices of the Company's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 1998      High Bid         Low Bid
-----------------------------------      --------         --------
First Quarter                            $0.31            $0.13
Second Quarter*                          $0.94            $0.19
Third Quarter                            $0.81            $0.31
Fourth Quarter                           $0.38            $0.13

Fiscal Year Ended December 31, 1999      High Bid         Low Bid
-----------------------------------      --------         --------
First Quarter                            $0.20            $0.15
Second Quarter                           $0.28            $0.14
Third Quarter                            $0.26            $0.14
Fourth Quarter                           $0.19            $0.04

*Effective March 31, 1998, the Company effected a 2-for-3 share reverse split of its issued and outstanding shares of common stock.

As of March 28, 2000 there were approximately 466 shareholders of record of the Company's common stock and the reported bid or asked prices for the Company's common stock was $0.31 and $0.34, respectively.

As of March 28, 2000, the Company has issued and outstanding 42,966,683 shares of common stock.

Dividend Policy
---------------
The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company has not entered into any credit or other agreements that would restrict its ability to pay dividends, however, the Company currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of the Company or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about the Company and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Year 2000 Disclosure
--------------------
The Company believes it has resolved the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a minimum number of computer programs in its operations. The Company has completed its assessment, and currently believes that costs of addressing this issue have not and will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies experience further effects from this problem, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to continue to monitor its computer systems.

State of Readiness
------------------
The Company has completed an assessment of its operations. As far as its information technology systems ("IT"), the Company uses newer model desktop in its operations and all PCs are all running commercial software with the patches and updates added as they are available.

Certain non-IT microprocessors are used in the IEI Canada joint venture waste management and blending operations, but the internal software which drives these systems has been assessed and changed where necessary. The Company does not utilize any other non-IT systems which could be affected by the Y2K problem.

The Company has made inquiries to its major customers (BP-Amoco, PSCNM) and suppliers (FritoLay) concerning their respective experience with Y2K problems. At this time, the Company has not received any responses suggesting a significant impact to the Company's business operations.

Costs of Y2K
------------
The Company has gradually replaced its IT systems in the ordinary course of business and therefore cannot attribute specific costs of such upgrades to Y2K. The costs of assessing potential non-IT problems have involved various supervisors' evaluation time which has likewise been incorporated into ordinary business costs. There have been no significant hardware costs directly attributable to Y2K.

Risks of Y2K
------------
The Company does not anticipate that Y2K problems pose substantial risks to its current operations, unless as yet unresolved Y2K problems cause EPC's major customers, BP-Amoco and PSCNM, to experience severe operations failures. The worst case scenario contemplated to date would involve a temporary suspension of EPC's remediation activities while its principal customers resolved their problems. Any such suspension of operations might have a significant adverse impact on the Company's overall revenues. At the date of this registration, the Company considers that any such event is unlikely.

Contingency Plans
-----------------
The Company does not have any contingency plans at this time and does not intend to prepare any such plan because the most critical factors in its worst
case scenario are essentially beyond the Company's control.   The Company
intends to continue its maintenance and upgrades of its internal systems, and will continue to query its major customers concerning their respective experiences with Y2K problems.

Results of Operations
---------------------
General
-------
The Company's revenues are generated primarily by its business operations in the United States through EPC. Since March, 1998, the Company has pursued the development of ROP, through the Company's Canadian subsidiary, IEI Canada, which at December 31, 1999, was still in the stages of development. The Company's results of operations include the costs of its investment in ROP.

For fiscal years ended December 31, 1999 and 1998, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Assets and liabilities have been translated at year end exchange rates and operating statement items are translated at average exchange rates prevailing during the year. For the fiscal years ended December 31, 1999 and 1998, the Company had a foreign currency translation adjustment of $(8,797) and $14,664, respectively.


Year ended December 31, 1999 compared to December 31, 1998
-------------------------------------------------------------------------
Substantially all revenue during year ended December 31, 1999 was derived from EPC's operations, with net sales being $472,865 and direct costs associated therewith being $405,100 or approximately 85.7% of revenues. Net sales for the year ended December 31, 1998 were $626,545 and direct costs associated therewith were $405,787, or approximately 64.8% of revenues. The direct costs for the year ended December 31, 1999 as a percent of sales was approximately 20% higher than the direct costs as a percentage of sales realized by the Company same period in the preceding year. The increase in direct costs as a percent of revenues for the current period as compared to the prior comparative period can be attributed to the fact that, during the current period, the Company performed a greater number of general roustabout jobs with lower revenues and higher direct costs as opposed to remediation jobs with higher revenue and lower direct costs. EPC's bioremediation work for BP-Amoco is allocated between routine site maintenance and emergency clean-up. In the past, substantially all of the Company's revenues have been derived from bioremediation work performed for BP-Amoco. During the year revenues from BP-Amoco began to decrease. Amoco recently merged with British Petroleum (now "BP-Amoco")and has been undergoing a review of all of its operations, including those in the Farmington, New Mexico area. As a result of BP-Amoco's review, much of the anticipated bioremediation work during 1999 has been delayed. Management of the Company expects this trend to reverse for fiscal year 2000. The Company's relationship with BP-Amoco provides for the Company to provide bioremediation work for BP-Amoco sites in Colorado and New Mexico on an as needed basis. There is no specific time limit, guaranteed dollar amount of work, or term for the agreement. In addition, there is no guarantee that the Company's revenues will continue and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

The Company has performed general contracting work during the year ended December 31, 1999 for Public Service Company of New Mexico. In addition, to expand its revenue base for fiscal year 2000, the Company is conducting a bioremediation demonstration for the Department of Defense at the U.S. Navy's Pt. Molate Fuel Depot in Richmond, California. This technical demonstration represents the culmination of years of effort. The demonstration was sponsored by the Bay Area Defense Conversion Action Team (BADCAT), a public private partnership of: Bay Area Economic Forum (BAEF), Bay Area Regional Technology Alliance (BARTA), California Environmental Protective Agency (CAL EPA), Chevron Research and Technology Company, Engineering Field Activity West, Naval Facilities Engineering Command (EFA West), Naval Facilities Engineering Service Center (NFESC), San Francisco State University Center for Public Environmental Oversight (CPEO) and the U.S. Environmental Protection Agency (US EPA). The evaluation period, originally expected to be from five to six months after the demonstration commenced, has been extended in order for the Department of Defense and others to fully evaluate the results of the demonstration. Should this evaluation be favorable, the Company's technology and process could become, given certain site characteristics, the preferred method for reducing hydrocarbon contamination in soil.

Corporate Expense. For the year ended December 31, 1999 total operating expenses were $1,186,833, consisting of general and administrative expenses of $1,089,270 and depreciation and amortization expenses of $97,563, resulting in a loss from operations of $(1,119,068). For the year ended December 31, 1998 total operating expenses were $1,714,528, consisting of general and administrative expenses of $1,586,049, bad debt expense of $19,802, and depreciation and amortization expenses of $108,677, resulting in a loss from operations of $(1,493,770). The operating expenses for the year ended December 31, 1999, represent a reduction of $527,695 in overall operating expenses (approximately 30%) compared to the Company's operating expenses incurred for the year ended December 31, 1998. This is particularly important in lieu of the Company's approximately 25% reduction in net sales for the 1999 fiscal year as compared to the 1998 fiscal year. The reduction in operating expenses for the fiscal year just ended is a direct result of the efforts the Company has undertaken to reduce cash outflows in non-revenue producing areas.

Interest Expense. Interest expense for the year ended December 31, 1999 was $94,065, more than double that of fiscal 1998, which is attributed to the line-of-credit obtained from a related party. Interest expense for the year ended December 31, 1998 was $40,236, and is attributed to corporate borrowing during the normal course of business.

Other Income. Other income for the year ended December 31, 1999 was $55,155, which represents a decrease over other income of $95,118 for the year ended December 31, 1998. During the year ended December 31, 1998, the Company had expenses of $-0- and $353,117, associated with loss on investment in the joint venture and disposition of assets, respectively, so that total other expenses for the 1999 fiscal year was $46,487 compared to $400,979 in the 1998 fiscal year.

Extraordinary Item. During the year ended December 31, 1999 the Company recognized income from the forgiveness of $350,957 in debt by certain creditors of the Company. The Company had no extraordinary items of income or expense during the year ended December 31, 1998.

Including the extraordinary item the Company had net comprehensive loss of $826,257 for the year ended December 31, 1999. The basic loss per share for the period before extraordinary items was $0.02. For the year ended December 31, 1998, the Company had a net comprehensive loss of $1,880,085 and a basic lose per share of $0.06, for a reduction in net comprehensive loss of $1,053,728 in fiscal year 1999 over fiscal year 1998.

Liquidity and Capital Resources
-------------------------------
Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company.

The Company had a working capital deficit of $(1,106,499) and cash and cash equivalents of $44,277, and restricted cash of $43,306 at December 31, 1999. Cash used in operations for the year ended December 31, 1999, was $(1,214,091)and was derived primarily from cash received from accounts receivable, the sale of shares, borrowing against the line-of-credit, and the issuance of common stock for the conversion of debt. The Company's accounts receivable decreased over $25,177 during the year to $9,902 at December 31, 1999. Due to inclement weather in the Farmington, New Mexico area during August and September 1999, the Company moved around between 15 different sites and the jobs could not be completed in sequence. Therefore, at December 31, 1999, several of these job sites were still open.

Because the Company has an accumulated deficit of $(22,808,487)at December 31, 1999, has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1999 contains a going concern modification as to the ability of the Company to continue. Beginning in late fiscal year 1998 and throughout fiscal year 1999, the Company has implemented measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and will continue to reduce its general and administrative expenses until increased revenues justify increased expenditures. Additionally, the Company's management has developed an overall strategy and certain financing options to meet its operating needs through December 31, 2000.

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

The line-of-credit bears interest at 6% per annum until December 31, 2000, at which time all principal advanced under the line of credit, and any interest accrued thereon, will be due and payable in full. As security for the line of credit, the Company caused IEI Canada to pledge as security IEI Canada's 50% membership interest in the JV. If the line of credit is not timely repaid in full, IEI Canada's membership interest in the JV shall be conveyed to JFJ in satisfaction of the line of credit, thus making JFJ the 100% owner of the JV. At December 31, 1999, the Company had drawn the entire $750,000 against the line-of-credit. During May 1999 the company sold 2,500,000 shares of the Company's common stock at $0.10 per share to affiliates of JFJ for $250,000 cash.

At December 31, 1999, the Company had recorded $326,346 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. During the year ended December 31, 1999 the Company extended a preliminary settlement offer to the IRS on Form 433. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the preliminary settlement offer are based on the trustee portion (the amount the Company withheld from its Employees' W-2 wages) of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties"). The trustee portion due is approximately $90,000 and will require the Company to make installment payments to the IRS of approximately $5,000 per month over 24 months. Upon payment in full of the settled amount the IRS will provide the Company and any Responsible Parties with a full release from liability. Should the Company fail to maintain the monthly payments to the IRS, the IRS will have the right to collect from the individual Responsible Parties as well as the Company.

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

The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment of such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At December 31, 1999, the Company had recorded total contingent liabilities of $582,336, a reduction from $747,819 recognized at December 31, 1998.

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


                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

                                  PART III
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

 The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 1999 the end of the Registrant's last completed fiscal year). During the periods covered by the table, Walter Kolbe served as President of the Company. Mr. Kolbe resigned all positions effective April 19, 1999. During the periods covered by the table, Gerard Amlin served as Vice-President of the Company, and President of IEI Canada. Mr. Amlin was also President of the two Canadian subsidiaries incorporated in July 1998. Mr. Amlin resigned all positions effective September 1998. Mr. Jarnagin was appointed as President effective April 19, 1999.

                          SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                           ----------------------

                     Annual Compensation                        Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary     Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------     -------- ------------ ------   -------  ------  ------------
Tom Jarnagin        1999 $ 36,833    -0-       -0-         -0-      -0-      -0-       -0-
President           1998 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1997 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-

Walter Kolbe        1999 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
President           1998 $ 103,002   -0-       -0-         -0-      -0-      -0-       -0-
                    1997 $  28,037   -0-       -0-         -0-      -0-      -0-       -0-

Gerard Amlin        1999 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
Vice-President      1998 $ 131,152   -0-       -0-         -0-      -0-      -0-       -0-
                    1997 $  17,298   -0-       -0-         -0-      -0-      -0-       -0-


Additional Executive Compensation
---------------------------------
Tom Jarnagin, the Company's President, has been employed by the Company as an employee-at-will, beginning April 19, 1999, at a salary of $5,000 per month (pro-rata in the first month), plus a quarterly performance bonus of up to $15,000 per quarter based on meeting certain per share earnings criteria set forth in the operating plan currently being prepared. In 1999, no bonus was earned or paid. Mr. Jarnagin's compensation includes management responsibilities for ROP. The Company has no other employment agreements with members of management and or any other personnel. All employees are treated as employees-at-will. The Company reimburses each officer for expenses incurred in connection with the Company's business.

Joseph Knox, the Company's vice-president, has been employed by the Company since June 6, 1999, at a salary of $7,500 per month. Mr. Knox was also granted options pursuant to the Company's 1999 Stock Option and Award Plan, to purchase up to 400,000 shares of the Company's common stock for an exercise price of $0.20 per share. The options vest over a two year period from the date of his employment.

Board Compensation
------------------
During the fiscal year ended December 31, 1998, the Company's directors adopted a resolution providing for the payment of $1,000 to each director per meeting attended up to a maximum of $1,000 per quarter or $4,000 per year. In addition, board members are to be reimbursed for all reasonable out-of-pocket expenses incurred by them in connection with their attendance at the board meetings. At December 31, 1999, each board member had received payment for one board meeting in April, and were each entitled to payment for one additional board meeting held in August.


Bonuses and Deferred Compensation
---------------------------------
There are no compensation plans or arrangements, including payments to be received from the Company, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities.

Compensation Pursuant to Plans
------------------------------
Effective March 19, 1999, the Board of Directors of the Company approved the terms of the 1999 Stock Option and Award Plan (the "Award Plan"). The Award Plan was approved by the stockholders of the Company at a Special Meeting on April 19, 1999. At December 31, 1999, 1,300,000 options to purchase shares have been awarded under this plan.

The following summary of the Award Plan is qualified in its entirety by the specific provisions of the Award Plan.

Award Plan Summary
------------------
The Board of Directors of the Company believes that it is important that employees and other individuals who contribute to the success of the Company have a stake in the enterprise as shareholders. Consistent with this belief, the award of stock options has been and will continue to be an important element of the Company's compensation program.

The Award Plan is intended to (a) attract competent directors, executive personnel, and other employees, (b) the retention of the services of existing directors, executive personnel, and employees, and (c) provide incentives to all of such personnel to devote the utmost effort and skill to the advancement and betterment of the appropriate corporation by permitting them to participate in ownership and thereby permitting them to share in increases in the value which they help produce.

The Award Plan is to be administered either by the Board of Directors or by a committee (the "Committee") to be appointed from time to time by such Board of Directors. Awards granted under the Award Plan may be incentive stock options ("ISOs") as defined in the Internal Revenue Code of 1986, as amended (the "Code"), appreciation rights, options which do not qualify as ISOs, or stock bonus awards which are awarded to employees, including officers and directors, who, in the opinion of the board or the Committee, have contributed, or are expected to contribute, materially to the success of the Company. In addition, at the discretion of the Board of Directors or the Committee, options or bonus stock may be granted to individuals who are not employees but contribute to the success of the Company.

The exercise price of options granted under the Award Plan will be based on the fair market value of the underlying Common Stock at the time of grant and, in the case of ISOs may not be less than 100% of the fair market value of such capital stock on the date the option is granted (110% of the fair market value in the case of 10% stockholders). Options granted under the Award Plan shall expire no later than ten years after the date of grant (five years in the case of ISOs granted to 10% stockholders). The option price may be paid by cash or, at the discretion of the Board of Directors or Committee, by delivery of a promissory note or shares of Common Stock of the Company already owned by the optionee (valued at their fair market value at the date of exercise), or a combination thereof.

All of the employees, officers, and directors of the Company are eligible to participate under the Award Plan. A maximum of 3,000,000 shares are available for grant under the Award Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Board of Directors or the Committee, in their sole discretion: provided, however, that in no event may the aggregate fair market value of shares for which an ISO is first exercisable in any calendar year by any eligible employee exceed $100,000.

The aggregate number of shares with respect to which options or stock awards may be granted under the Award Plan, the number of shares covered by each outstanding option, and the purchase price per share, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

The Board of Directors or the Committee may from time to time alter, amend, suspend, or discontinue the Award Plan with respect to any shares as to which options or stock awards have not been granted. However, no such alteration or amendment (unless approved by the stockholders) shall (a) increase (except adjustment for an event of dilution) the maximum number of shares for which options or stock awards may be granted under the Award Plan either in the aggregate or to any eligible employee; (b) reduce (except adjustment for an event of dilution) the minimum option prices which may be established under the Award Plan; (c) extend the period or periods during which options may be granted or exercised; (d) materially modify the requirements as to eligibility for participation in the Award Plan; (e) change the provisions relating to events of dilution; or (f) materially increase the benefits accruing to the eligible participants under the Award Plan.

Certain Tax Matters
-------------------
For tax purposes, a participant to whom a non-qualified option is granted will not realize income at the time of the grant if the exercise price is equal to the then current market price. Upon exercise of the option, the excess of the fair market value of the stock on the date of exercise over the exercise price will be taxable to the optionee as ordinary income. The tax basis to the optionee for the stock acquired is the exercise price plus the amount recognized as income. The Company will be entitled to a deduction equal to the amount of the ordinary income realized by the optionee in the taxable year which includes the end of the optionee's taxable year in which he realizes the ordinary income. When shares acquired pursuant to the exercise of the option are disposed of, the holder will realize additional capital gain or loss equal to the difference between the sales proceeds and his or her tax basis in the stock.

If a participant to whom an option is granted exercises such option by payment of the exercise price in whole or in part with previously owned shares, the optionee will not realize income with respect to the number of shares received on exercise which equals the number of shares delivered by the optionee. The optionee's basis for the delivered shares will carry over to the option shares received. With regard to the number of non-qualified option shares received which exceeds the number of shares delivered, the optionee will realize ordinary income at the time of exercise; the optionee's tax basis in these additional option shares will equal the amount of ordinary income realized plus the amount of any cash paid.

Recipients of ISOs will not be required to recognize income at the time of the grant of the options or at the time of exercise of the options as long as the stock received on exercise is held for at least two years from the date of the grant of the ISOs or one year from the date of exercise (although the difference between the fair market value of the stock and the exercise price paid at the time of exercise must be taken into account for alternative minimum tax purposes). If the stock received upon exercise of an ISO is disposed of prior to the expiration of either of such time periods, the optionee will be required to recognize as ordinary income the amount by which the fair market value of the stock received at the time of exercise exceeds the exercise price of the ISOs.

Under the Award Plan, stock appreciation rights ("SARs") can be granted at the time an option is granted with respect to all or a portion of the shares subject to the related option. SARs can only be exercised to the extent the related option is exercisable and cannot be exercised for the six-month period following the date of grant, except in the event of death or disability of the optionee. The exercise of any portion of either the related option or the tandem SARs will cause a corresponding reduction in the number of shares remaining subject to the option or the tandem SARs thus maintaining a balance between outstanding options and SARs. SARs permit the holder to receive an amount (in cash, shares, or a combination of cash and shares, as determined by the Board of Directors at the time of grant) equal to the number of SARs exercised multiplied by the excess of the fair market value of the shares on the exercise date over the exercise price of the related options.

Under the terms of the Award Plan, the Board of Directors or the Committee may also grant stock awards which may, at the discretion of the Board of Directors or Committee, be subject to forfeiture under certain conditions. Recipients of stock awards will realize ordinary income at the time of the lapse of any forfeiture provisions equal to the fair market value of the shares less any amount paid in connection with the issuance (the Board of Directors or the Committee can require the payment of par value at the time of the grant). The appropriate corporation will realize a corresponding compensation deduction. The holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
The following tables contain information regarding the Plan Options granted to the Company's named executive officers as of the date of this Prospectus:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              Individual Grants

                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
Tom Jarnagin, CEO    400,000 sh       35.56%          $0.16      4/30/04
Walter Kolbe            N/A             N/A             N/A        N/A
Gerard Amlin            N/A             N/A             N/A        N/A

              Aggregate Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Tom Jarnagin, CEO        -0-           -0-         320,000/80,000    N/A
Walter Kolbe            N/A             N/A             N/A          N/A
Gerard Amlin            N/A             N/A             N/A          N/A


Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

-------------------
     None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 28, 2000 the name and address and the number of shares of the Company's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 42,966,683 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. The Company has reserved 31,822 shares of Common Stock for shares of IEI Canada, Inc. Class A Special Shares which are convertible into shares of the Company's Common Stock, 5,325,667 shares of Common Stock for issuance pursuant to outstanding options, and 6,900,000 shares of Common Stock for issuance pursuant to outstanding warrants.

Principal Shareholders:                                       % of Class
                                                              Assuming the
                                   Beneficial        % of     Exercise of all
Class   Name and Address           Ownership         Class    Warrants
------  ----------------           ----------------  -------  -------------
Common  JFJ Ecosystems, LLC          18,864,359 (1)    30.51     27.45
        1015 West 54th Street
        Kansas City, MO 64112

Common  John P. Crowe                31,449,581 (2)    47.41     45.76
        1015 West 54th Street
        Kansas City, MO 64112

Common  Tom Jarnagin                  3,992,988 (3)     9.21      7.94
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  Everett P. Hailey             4,500,000 (6)     9.95      9.02
        3440 Hollow Creek Road
        Memphis, TN 38125

Officers and Directors:                                       % of Class
                                                              Assuming the
                                   Beneficial        % of     Exercise of all
Class   Name and Address           Ownership         Class    Warrants
------  ----------------           ----------------  -------  -------------
        Tom Jarnagin                            -see above-

Common  Magaly Bianchini                735,888 (5)     1.69      1.49
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  Steven C. Justus              2,000,000 (4)     4.49      3.89
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common        Officers and Directors
              as a group (3 persons)  6,728,876        14.74     12.78
--------------------------------
Notes to this table appear on the following page

In the preceding table:

For JFJ Ecosystems:

- shares and options listed for JFJ Ecosystems, LLC, are unissued;
- beneficial ownership share numbers assume the issuance of the shares and exercise of options;
- % of Class assumes the issuance of shares and exercise of options and is calculated based on the concomitant increase in the number of issued and outstanding shares.

For the remaining listed parties:

- beneficial ownership share numbers assume the exercise of options;
- % of Class assumes the exercise of options and is calculated based on the concomitant increase in the number of issued and outstanding shares.

In addition, the following numbered notes referenced in the table apply:

(1) Represents 16,798,452 shares and 2,065,906 options to purchase shares at an exercise price of $0.225 per share exercisable through 1/4/04. None of the shares and options have been issued, but may be issued pursuant to the JV Agreement, as amended, as described more fully in CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(2) Represents 7,251,889 shares and 4,500,000 warrants for shares held by John
P. Crowe, 833,333 shares held by Four C's Development, LLC, an entity controlled by John P. Crowe, plus shares and options which may be issued to JFJ Ecosystems, LLC, pursuant to the JV Agreement, as amended (see Footnote
(1) above). Should JFJ exercise its right to sell, or the Company exercise its right to acquire JFJ's membership interest in the JV, JFJ will receive 16,798,453 shares and 2,065,906 options to purchase additional shares of the Company's Common Stock, and John Crowe may be deemed to have indirect beneficial ownership of such shares because he is a principal Member and Manager of JFJ.

(3) Represents 2,536,083 shares held by Tom Jarnagin, 1,056,905 shares held by Francine Jarnagin, Tom Jarnagin's spouse, of which Mr. Jarnagin may be deemed to have beneficial ownership, and 400,000 options granted to Mr. Jarnagin pursuant to the Company's ISO plan at an exercise price of $0.16 per share exercisable 4/30/99 to 4/30/04.

(4) Represents 450,000 shares held by Steven Justus, 1,500,000 options granted to Mr. Justus for consulting services prior to his election to the Company's board, at an exercise price of $.225 per share exercisable 3/13/98 to 3/13/05, and 50,000 options granted to Mr. Justus pursuant to the Company's ISO plan at an exercise price of $0.16 per share exercisable 4/30/99 to 4/30/04.

(5) Represents 685,888 shares held by Magaly Bianchini and 50,000 options granted to Ms. Bianchini pursuant to the Company's ISO plan at an exercise price of $0.16 per share exercisable 4/30/99 to 4/30/04.

(6) Represents 2,250,000 shares and 2,250,000 warrants for shares held by Everett P. Hailey.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
The information set forth below is provided by the Company based on what the Company believes may be material to the shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each shareholder after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

The Company made periodic cash disbursements and issued shares of its Common Stock to certain former officers and directors of the Company, relatives of these former officers and directors, and other companies controlled by these former officers and directors. Most of these disbursements have been made for services rendered or for payments related to construction of the Company's facilities and equipment. Any payments made that could not be substantiated have been recorded by the Company as additional compensation to those former officers and directors.

The Company has reserved and recorded possible contingent liabilities to individuals, some of whom are related to or associated with certain former officers and directors, who have made loans or advances to the Company and still claim they are owed, although the Company believes it issued shares of Common Stock in full and complete payment of these amounts. The Company has recorded a total of contingent liabilities at December 31, 1999 of $582,336, reduced from $747,819 recorded at December 31, 1998 through a combination of direct payments to Bernard Amlin, and settlement and release agreements obtained from Christine Amlin and Ron Burns. Bernard Amlin, Christine Amlin and Ron Burns are all relatives of Gerard Amlin, a former officer and director of the Company. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

In December 1999, the Company issued to John P. Crowe, a major shareholder of the Company and a principal of the Company's joint venture partner, 4,500,000 Units at a purchase price of $0.0675 per Unit, each Unit consisting of one share of common stock and one warrant to purchase common stock at exercise prices and for the periods according to the following schedule:

     Amount        Price        Exercisable
  ----------     --------  ---------------------
    850,000      $  0.07   11/14/99 - 11/14/00, or 120 days after registration
    850,000      $  0.11   11/14/99 - 11/14/00, or 180 days after registration
  2,000,000      $  0.15   11/14/99 - 11/14/00, or 240 days after registration
    800,000      $  0.19   11/14/99 - 11/14/00, or one year after registration

The Unit Shares carry registration rights committing the Company, on a best efforts basis, to file a registration statement on Form S-1 for the purpose of registering the Units for resale by the holder as a selling shareholder, with a concomitant reduction in the exercise period upon the effectiveness of the registration. Mr. Crowe will pay 50% of the expenses for the registration.

The Warrants are subject to a call provision which permits the Company to require the exercise or forfeit of the warrants, within 10 days of the call notice, if the ten day average closing price of the Company's common stock exceeds the respective exercise prices of the warrants by 250%, 200%, 175% and 150%, respectively. The call provision is only effective if the Warrant Shares subject to the call provision have been registered by the Company under an effective Securities Act registration.

In May 1999, the Company issued 2,500,000 shares of restricted Common Stock in a private placement for cash at $0.10 per share to John Crowe,a major shareholder of the Company and a principal of the Company's joint venture partner, and five of his relatives and/or affiliates.

In 1998, the Company issued 2,865,701 shares of Common Stock in a private placement for cash at an average price of $0.35 per share to certain investors. A total of 2,015,701 shares were issued to John Crowe, a major shareholder of the Company and a principal of the Company's joint venture partner, and certain of his relatives and/or affiliates.

In 1998, the Company issued 5,341,330 shares of Common Stock to certain creditors of the Company for conversion of outstanding indebtedness at an average price of $0.16 per share. A total of 581,192 shares were issued to relatives of Gerard Amlin, who was an officer and director at the time of the issuances. A total of 2,981,500 shares were issued to Tom Jarnagin and his spouse, and an additional 685,888 shares were issued to Magaly Bianchini. Mr. Jarnagin and Ms. Bianchini were unaffiliated at the time of the share issuances, but have been serving as officers and directors since April 1999.

In 1997, the Company issued 2,163,917 shares of Common Stock in exchange for the conversion of 2,163,917 shares of Class-A Special Shares of IEI Canada which were issued in connection with: a Global Share Purchase Agreement executed by and between Industrial Ecosystems, Inc., ITE Ecosystems, Inc., and ITE Ecosystems, Inc. shareholders; and a Share Exchange Agreement executed by and between Industrial Ecosystems, Inc., ITE Ecosystems, Inc. shareholders and IEI, Canada, Inc., both dated June 28, 1994. Of these shares, a total of 1,686,560 shares were issued to Gerard Amlin, an officer and director.

In 1997, the Company issued 2,188,143 shares of Common Stock to various individuals for professional and consulting services. 200,000 of the shares were issued to Robert Moore, a former officer, for services as an employee and in settlement of his termination by the Company. 166,667 of the shares were issued to Leonard Amlin, a relative of Gerard Amlin, an officer and director.

Restructure of Interest in ROP
------------------------------
The Company, through its subsidiary, IEI Canada, owns a 50% membership interest in ROP. The other 50% membership interest is owned by JFJ Ecosystems L.L.C., a Missouri limited liability company, ("JFJ"), controlled by John Crowe, a 5% shareholder of the Company. The JV has been governed by a three person Board of Managers, two of whom were appointed by JFJ and one of whom was appointed by IEI Canada. Fred Rice and John Crowe serve as the two JFJ Managers, with John Crowe serving as the Chairman of the Board of Managers. Walter Kolbe, the Company's former President, was appointed by IEI Canada to serve as the Company's representative on the Board of Managers. That position is now occupied by Tom Jarnagin, the Company's current President.

Due to the need for working capital for both the JV and the Company, JFJ, the Company, and IEI Canada restructured the JV to (a) provide for a quicker release of part of the funds escrowed pursuant to the Original JV Agreement;(b) establish a line of credit to the Company; (c) grant certain rights to the Company to acquire JFJ's membership interest in the JV; (d) grant certain rights to JFJ to sell its membership interest in the JV to the Company; (e) obtain releases from JFJ and its members of any and all claims against the Company, IEI Canada, the Company's subsidiaries, their affiliates and officers and directors and shareholders for any misrepresentations made to induce JFJ to enter into the Original JV Agreement; and (f) grant to the Company of a right to first refusal on JV borrowing.

On January 4, 1999, IEI Canada and JFJ restructured the Original JV Agreement to provide for the release of $250,000 of the $1,000,000 escrow to meet immediate cash flow needs of the JV. The remaining $750,000 was then loaned by JFJ to the Company through the establishment of a line of credit. Following the restructuring, JFJ became an equal 50% member of the JV with IEI Canada and IEI Canada's option to reduce JFJ's membership interest to 19%, was terminated.

The Line of Credit
------------------
JFJ has extended a $750,000 line of credit to the Company. The line of credit bears interest at 6% per annum until December 31, 2000, at which time all principal advanced under the line of credit, and any interest accrued thereon, will be due and payable in full. As security for the line of credit, the Company caused IEI Canada to pledge as security IEI Canada's 50% membership interest in the JV. If the line of credit is not timely repaid in full, IEI Canada's membership interest in the JV shall be conveyed to JFJ in satisfaction of the line of credit, thus making JFJ the 100% owner of the JV.

The Company's Right to Acquire JFJ's Membership Interest in the JV
------------------------------------------------------------------
The Company has the right on or prior to December 31, 2000 (the line of credit due date) to acquire JFJ's 50% membership interest in the JV by issuing to JFJ shares of the Company's restricted Common Stock in exchange for JFJ's membership interest in the JV (the "Acquisition Rights"). The following are conditions that must be fulfilled prior to the Company's exercise of its Acquisition Rights:

     (a) Repayment to JFJ of the outstanding principal and accrued interest on the line of credit;

     (b) Issuance to JFJ of that number of shares of the Company's restricted Common Stock that represents one-half (1/2) of the issued and outstanding shares (all classes) in the Company as of December 31, 1998. The issuance of the shares to JFJ would give JFJ ownership of approximately one-third (1/3) of the Company's issued and outstanding shares of Common Stock, not including other shares independently owned by JFJ, if any. The percentage ownership ultimately held by JFJ could be subject to dilution by the issuance of any additional shares of Common Stock after the date of the restructuring;

     (c) Issuance of JFJ of options to purchase 2,065,500 shares of the Company's Common Stock at $0.225 per share for a term of five (5) years. These options preserve JFJ from dilution by way of the exercise of 4,131,000 outstanding options at an exercise price of $.225. Upon exercise of the Company's Acquisition Rights, the Company will grant JFJ options equal to one-half (1/2) of all options granted by the Company after December 31, 1998 and to the date of exercise of the Acquisition Rights. Such options will be granted to JFJ on substantially similar terms as are extended to other option holders. These options are intended to preserve JFJ from subsequent dilution through the granting of options and will be construed accordingly.

     (d) Execution by the Company and JFJ of a Registration Rights Agreement by which the Company agrees to register the restricted stock issued to JFJ in the Acquisition upon JFJ's request;

     (e) The Company file with the Securities and Exchange Commission a Form 10-SB, General Form for Registration of Securities under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and file any other periodic reports required to be filed under Section 13 or 15(d) of the Exchange Act (the "Periodic Reports").

     (f) The Company's Board of Directors will be duly authorized and elected pursuant to a vote of the Company's shareholders at a Special or Annual Meeting of the Company's shareholders; and

     (g) Following the exercise of the Acquisition Rights, the surviving company will affirm and agree to assume any JV obligations to either JFJ or the Company or third parties, including but not limited to, the $50,000 notes to the Company and JFJ, and the $100,000 note to John P. Crowe & Co. These notes or other obligations are to be paid in accordance with their terms.

JFJ's Right to Sell its Membership Interest in the JV to the Company
--------------------------------------------------------------------
JFJ has the right on or prior to December 31, 2000 to sell its 50% membership interest in the JV to the Company through a share exchange, wherein the Company would issue to JFJ shares of the Company's restricted Common Stock in exchange for JFJ's membership interest in the JV (the "Sale Rights"). On January 26, 2000, JFJ gave the Company written notice of its intent to exercise its Sale Rights. In consideration for JFJ exercising its Sale Rights, JFJ shall receive that number of shares of the Company's restricted Common Stock that represents one half (1/2) of the issued and outstanding shares of the Company at December 31, 1998. The method of exact determination of the number of shares and options issued hereunder is the same as described in the preceding paragraph. The shares to be issued in connection with the Sale Rights are subject to the same Registration Rights Agreement discussed above.

The following are conditions that must be fulfilled prior to JFJ's exercise of its Sale Rights:

     (a) JFJ will forgive the outstanding principal and accrued interest borrowed by the Company under the line of credit or assign its interest as the Creditor in the line of credit to the JV prior to exercising its Sale Rights, whichever it may so elect;

     (b) If not previously paid in full, JFJ and John P. Crowe & Co. will not be required to forgive any outstanding loan balances to the JV which loan balances shall be repaid by the JV or surviving company in accordance with their terms; provided, however, that JFJ will release its security interest in the JV assets.

JFJ's Right of First Refusal to Participate in Future Debt or Equity
--------------------------------------------------------------------
Financing
---------
The Company has granted JFJ a right of first refusal on any public offering or private placement of any debt or equity securities or other capital sourcing which could result in the issuance of The Company's securities. JFJ's right of first refusal shall be a ten (10) day right of first refusal on the same terms and conditions as are offered to the third party interested in investing in or lending to The Company. The right of first refusal shall extend until December 31, 2000. JFJ can assign its right of first refusal to John P. Crowe & Co. or another related entity or person in its sole discretion.

The Company's Right of First Refusal on JV Borrowing
----------------------------------------------------
The Company has the right of first refusal to provide financing to the JV through December 31, 2000. Before borrowing any money from a third party or a related entity, the JV shall provide notice of a bona fide financing proposal specifying the terms and security that will govern the borrowing, including the proposed lender. The Company has the right to lend the money to the JV on the terms proposed by providing the JV notice of acceptance within ten (10) days of receipt of the proposal. The JV shall be free to borrow on the proposed terms from the proposed lender absent timely receipt of the notice of acceptance from The Company.

Consent and Approval by the Company's Shareholders
--------------------------------------------------
At the request of JFJ, prior to the signing of the definitive agreements members of management and disinterested principal shareholders who, collectively, hold in excess of 51% of the Company's issued and outstanding shares provided the Company with their written consent to the terms of the agreements. The Agreements were ratified by a majority of all the Shareholders at a Special Meeting of the Shareholders on April 19, 1999.


                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of Jones, Jensen & Company,
 Certified Public Accountant
Consolidated Balance Sheet as of December 31, 1999
Consolidated Statements of Operations for the years ended
 December 31, 1999 and 1998
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended
 December 31, 1999 and 1998
Notes to the Consolidated Financial Statements

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.

 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:

         SEC
Exhibit  Reference
Number   Number     Title of Document                           Location
-------  ---------  -----------------                         ------------
 27       27        Financial Data Schedule                   This Filing

 (b) Reports on Form 8-K.  None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                      INDUSTRIAL ECOSYSTEMS, INC.


Date: April 12, 2000                  By /S/ Tom Jarnagin, President and
                                             Director

Date: April 12, 2000                  By /S/ Magaly Bianchini, Director


Date: April 12, 2000                   By /S/ Steven C. Justus, Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Industrial Ecosystems, Inc. and Subsidiaries
Bloomfield, New Mexico


We have audited the accompanying consolidated balance sheet of Industrial Ecosystems, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Ecosystems, Inc. and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Jones, Jensen & Company
Salt Lake City, Utah
March 14, 2000

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                            December 31,
                                                                1999
                                                            ------------

CURRENT ASSETS

   Cash and cash equivalents (Note 1)                     $       44,277
   Restricted cash (Note 1)                                       43,306
   Accounts receivable (Note 1)                                    9,902
   Prepaid expenses                                                7,500
                                                                 -------
     Total Current Assets                                        104,985
                                                                 -------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                     191,884
                                                                 -------

OTHER ASSETS

   Investment in joint venture (Note 7)                              -
                                                                 -------
      Total Other Assets                                             -
                                                                  ------

     TOTAL ASSETS                                          $     296,869
                                                                 =======























The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                             December 31,
                                                                 1999
                                                             ------------

CURRENT LIABILITIES

   Accounts payable                                          $     85,680
   Accrued expenses (Note 4)                                      326,346
   Note payable, related party (Note 6)                           750,000
   Notes payable, current portion(Note 5)                          49,458
                                                             ------------
     Total Current Liabilities                                  1,211,484
                                                             ------------
LONG-TERM DEBT
   Notes payable (Note 5)                                         108,266
                                                             ------------
     Total Long-Term Debt                                         108,266
                                                             ------------
     Total Liabilities                                          1,319,750
                                                             ------------

COMMITMENTS AND CONTINGENCIES (Note 8)                            582,336
                                                             ------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock; 100,000,000 shares authorized of $0.001
     par value 40,241,683 shares issued and outstanding            40,242
     Additional paid-in capital                                21,136,268
     Other comprehensive income                                    26,760
     Accumulated deficit                                      (22,808,487)
                                                              -----------

     Total Stockholders' Equity (Deficit)                      (1,605,217)
                                                              -----------

     TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)    $   296,869
                                                              ===========









The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations

                                                    For the Years Ended
                                                        December 31,
                                            ----------------------
                                                      1999         1998
                                                    ---------    ---------
REVENUES
   Net sales                                       $  472,865      626,545
   Direct costs                                       405,100      405,787
                                                   ----------      -------
     Gross Profit                                      67,765      220,758
                                                   ----------      -------
EXPENSES
   General and administrative                       1,089,270    1,586,049
   Bad debt expense                                      -          19,802
   Depreciation and amortization                       97,563      108,677
                                                    ---------    ---------
     Total Expenses                                 1,186,833    1,714,528
                                                    ---------    ---------
     Loss From Operations                          (1,119,068)  (1,473,770)
                                                    ---------    ---------

OTHER INCOME (EXPENSE)
   Other income                                        55,155       95,118
   Interest income                                       -           1,362
   Interest expense                                   (94,065)     (40,236)
   Loss on investment in joint venture                   -        (353,117)
   Loss on disposition of assets                       (7,577)    (104,106)
                                                    ---------    ---------
     Total Other Income (Expense)                     (46,487)    (400,979)
                                                    ---------    ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS                (1,165,555)  (1,894,749)
                                                    ---------    ---------
EXTRAORDINARY ITEMS
   Debt forgiveness (Note 8)                          350,957         -
                                                    ---------    ---------
     Total Extraordinary items                        350,957         -
                                                    =========    ==========
NET LOSS                                           $ (814,598)  $(1,894,749)
                                                    =========    ==========

OTHER COMPREHENSIVE INCOME
    Gain (loss) on foreign currency adjustments       (11,659)       14,664
                                                    ---------   -----------
NET COMPREHENSIVE LOSS                              $(826,257)  $(1,880,085)
                                                    =========   ===========
BASIC LOSS PER SHARE                                $   (0.02)  $     (0.06)
                                                    =========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                        35,136,383    30,111,107
                                                   ==========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Additional     Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital      Income          Deficit
                               ----------     ------     ----------    ----------     ----------

Balance, December 31, 1997      24,693,875     24,694     18,353,541        23,755   (20,099,140)

Common stock issued for cash
 at an average price of $0.35
 per share                       2,883,727      2,884        998,038          -             -

Common stock issued in lieu
 of debt at an average price
 of $0.16 per share              5,341,330      5,341        830,726          -             -

Common stock issued for
 services rendered at an
 average of $0.21 per share         99,999        100         21,325          -             -

Additional capital contributed        -          -           386,111          -             -

Currency translation adjustment       -          -              -           14,664          -

Net loss for the year ended
 December 31, 1998                    -          -              -             -       (1,894,749)
                               ----------     ------     ----------        ------     ----------
Balance, December 31, 1998     33,018,931    $33,019   $ 20,589,741       $38,419   $(21,993,889)

Common stock issued for cash
at $0.10 per share              2,500,000      2,500        247,500          -              -

Common stock issued for cash
at $0.0675 per share            4,500,000      4,500        299,250          -              -

Common stock issued in
conversion of Class A - special
shares of subsidiary (Note 9)     222,752        223           (223)         -              -

Currency translation adjustment      -          -              -           (11,659)         -

Net loss for the year ended
December 31, 1999                    -          -              -             -          (814,598)
                               ----------      ------     ----------        ------    ----------

Balance December 31, 1999      40,241,683     $40,242    $21,136,268       $26,760  $(22,808,487)
                               ==========      ======     ==========        ======    ==========






The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                 For the Years Ended
                                                     December 31,
                                               ------------------------
                                                  1999           1998
                                               -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                    $  (814,598)  $(1,894,749)

   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Depreciation and amortization                  97,563      108,677
     Stock issued for services                        -          21,425
     Loss on investment in joint venture              -          305,117
     Loss on disposition of assets                   7,577       104,106
     Debt forgiveness                             (350,957)         -

   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable     25,177         6,318
     (Increase) decrease in deposits and
      prepaid expenses                               3,240       (10,740)
     (Increase) decrease in restricted cash         (2,637)      (40,669)
     Increase (decrease) in accounts payable      (219,431)      (82,952)
     Increase (decrease) in unearned revenue       (21,666)       21,666
     Increase (decrease) in accrued expenses        28,991       208,001
     Increase (decrease) in contingent
      liabilities                                   32,650          -
                                                 ---------     ---------
       Net Cash (Used) by Operating Activities  (1,214,091)   (1,253,800)
                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of fixed assets                              2,500          -
   Purchase of fixed assets                        (23,551)      (41,283)
                                                    ------       -------
     Net Cash (Used) by Investing Activities       (21,051)      (41,283)
                                                    ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principle payments on notes payable             (36,883)      (93,857)
   Cash received from notes payable                750,000          -
   Additional capital contributed                     -          386,111
   Issuance of common stock for cash               553,750     1,000,922
                                                 ---------     ---------
    Net Cash Provided by Financing Activities    1,266,867     1,293,176
                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH                     31,725        (1,907)

CASH AT BEGINNING OF PERIOD                         12,552        14,459
                                                    ------        ------
CASH AT END OF PERIOD                             $ 44,277      $ 12,552
                                                    ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Continued)

                                                 For the Years Ended
                                                     December 31,
                                               ------------------------
                                                  1999           1998
                                               -----------    ----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

     Interest                                    $  63,138      $ 67,223
     Income taxes                                     -             -
NON-CASH FINANCING ACTIVITIES:

    Stock issued for services                     $   -         $ 21,425
    Stock issued in conversion of debt to
    common stock                                  $   -         $836,067



















The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                            December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

The consolidated financial statements presented are those of Industrial Ecosystems, Inc.(IEI) and its wholly-owned subsidiaries, Environmental Protection Company (EPC), I.E.I. Canada, Inc. (IEI Canada) and 1297833 Ontario, Ltd. (Ontario). Collectively, they are referred to herein as the "Company". IEI was incorporated in January, 1994 through the acquisition of Agri World Development Corp., a dormant public company. Agri World Development Corp. later changed its name to Industrial Ecosystems, Inc. IEI is principally a holding company but pays operating expenses for the bioremediation business.

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

Effective June 30, 1994, IEI, through its wholly-owned subsidiary, IEI Canada, Inc. (a Canadian Corporation) acquired 100% of I.T.E. Ecosystems, Inc., Amlin Grain Roasting, Inc. and a minority interest in N-Viro Systems Canada, Inc. The operations of I.T.E. Ecosystems, Inc. and Amlin Grain Roasting, Inc. were discontinued during 1994. In September 1994, IEI incorporated three wholly-owned subsidiaries called RFP Management & Development Corp., ROP Management & Development Corp. and IEI Canada, Inc. In December of 1996, IEI incorporated a separate wholly-owned subsidiary called ROP Liquid Feed Corp. In March 1998, IEI created an entity (merger company) for the purpose of merging IEI Canada, Inc., ROP Liquid Feed Corp., ROP Management & Development Corp. and RFP Management & Development Corp. into that entity. At the same time, the merger company was merged into a new entity named IEI Canada, Inc. The assets and certain liabilities of all of these companies were assumed by ROP North America, LLC, a joint venture company formed in March, 1998 (see Note 7), and the companies operations were discontinued. The assets and liabilities were transferred to the joint venture at the related companies' book value.

During 1998, IEI Canada, Inc. incorporated two separate wholly-owned` subsidiaries called 1297833 Ontario, Ltd. and 1303873 Ontario, Ltd. 1297833 Ontario, Ltd. was organized to be in the bioremediation business. Neither 1297833 Ontario, Ltd. or 1303873 Ontario, Ltd. have had operations.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic Loss Per Share

                                                 1999             1998
                                             ------------     ------------

Loss (numerator)                             $   (814,598)    $ (1,894,749)

Shares (denominator)                           35,136,383       30,111,107

Per share amount                             $      (0.02)    $      (0.06)

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and the IEI Canada Inc. class A-special shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

e.  Change in Accounting Principle

The Financial Accounting Standards Board has issued certain new standards, including standards on earning per share (SFAS 128), capital structure (SFAS
129), comprehensive income (SFAS 130), operating segments (SFAS 131) and postretirement benefits (SFAS 132). The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                            December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Property and Equipment

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

g.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $43,306 as of December 31, 1999 which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

h.  Accounts Receivable

Accounts receivable consists almost entirely of amounts due from a major oil company. Those outstanding invoices are considered to be fully collectible and no allowance for doubtful accounts has been recorded.

i.  Provision For Taxes

At December 31, 1999, the Company has an accumulated deficit of $22,808,487 which includes net operating loss carryforwards that may be offset against future taxable income through 2019. No tax benefit has been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

j.  Principles of Consolidation

The consolidated financial statements include those of Industrial Ecosystems, Inc. and its wholly-owned subsidiaries.

All material intercompany accounts and transactions have been eliminated.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                          December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Statement of Cash Flows

The Company's foreign subsidiary, (IEI Canada and its subsidiaries), uses the local currency as its functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year.
The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange rate adjustments resulting from foreign currency transactions are included in the determination of net loss.

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows, " cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

l.  Estimates

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

m.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.

n.  Revenue Recognition

Revenue is recognized as billings are submitted to the customer for the bioremediation process. Billings are submitted once the jobs are substantially complete.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1999:

     Furniture and fixtures                        $   26,853
     Machinery and equipment                          435,005
     Computers                                         14,875
     Vehicles                                          76,000
     Leasehold improvements                            11,671
     Building                                          14,905
     Land                                              31,561
                                                      -------
                                                      610,870
     Accumulated depreciation                        (418,986)
                                                      -------
     Net property and equipment                    $  191,884
                                                      =======

Depreciation expense for the years ended December 31, 1999 and 1998 was $97,563,and $108,677, respectively.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                          December 31, 1999


NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has been involved in a number of related party transactions. The most significant of those transactions are summarized as follows:

The Company has made disbursements and issued shares of its common stock to certain former officers and directors of the Company, relatives of these former officers and directors and companies owned by these former officers and directors. The majority of these stock issuances have been for services rendered or for payments related to construction of the Company's facilities and equipment. Any disbursements made to related parties for which there was no supporting documentation have been recorded by the Company as compensation to the related parties.

The Company's former president, from time to time, received payments in the form of loans that have been repaid without interest. The Company's president also advanced funds to the Company from time to time in order for the Company to meet its ongoing needs. These advances were also repaid without interest.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of December 31, 1999 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. Reasonable interest and penalties have also been accrued as of December 31, 1999. The following summarizes accrued expenses as of December 31, 1999:


     Accrued payroll taxes, penalties and interest     $213,388
     Accrued interest                                    45,000
     Gross receipts taxes payable                        64,958
     Other                                                3,000
                                                       --------

                          Total                        $326,346
                                                       ========

NOTE 5 - NOTE PAYABLE

Notes payable consisted of the following at December 31, 1999:

SBA note payable to a bank, interest at prime +3% per annum,      $  129,919
 requires monthly payments of $1,860 plus interest, matures in
 December 2005, secured by machinery, equipment and certificate of deposit.
Note payable to a company, interest at 11.5% per annum, pricipal      27,805
 and interest of $5,002 due monthly, matures in June 2000, secured
 by equipment.                                                      ---------

   Total Notes Payable                                               157,724

   Less: Current Portion                                             (49,458)
                                                                    --------
   Long-Term Notes Payable                                        $  108,266
                                                                  ==========

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 1999

NOTE 5 - NOTE PAYABLE (Continued)

The aggregate principle maturities of notes payable are as follows:
   Year Ended December 31,         Amount
   -----------------------        --------
          2000                   $  49,458
          2001                      22,320
          2002                      22,320
          2003                      22,320
          2004                      22,320
          2005 and thereafter       18,986
                                   -------
          Total                  $ 157,724
                                  ========

NOTE 6 - NOTE PAYABLE - RELATED PARTY

During the year ended December 31, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit were authorized by an independent credit committee on a case-by-case basis. Amounts due on the line-of-credit at December 31, 1999 was $750,000. The line-of-credit is secured by the Company's interest in the JV and is due and payable in full by December 31, 2000.

NOTE 7 - INVESTMENT IN JOINT VENTURE

During March, 1998, IEI Canada, Inc., a wholly-owned subsidiary of IEI, entered into a joint venture agreement with JFJ Ecosystems, Inc. to form ROP North America, LLC (the JV). The JV created a wholly-owned subsidiary called ROP North America, Inc. (an Ontario Corporation) which became the operating entity. AS of December 31, 1999, IEI Canada, Inc. has a 50% equity interest in the JV but does not have management control. The investment is being recorded under the equity method of accounting. Because of significant losses of the JV, the investment is recorded at $-0- as of December 31, 1999. The company has the right to acquire the remaining 50% interest in the JV on or prior to December 31, 2000 conditional on meeting certain requirements established in the agreement between the Company and JFJ Ecosystems, Inc.

The joint venture was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through the joint venture's liquid feed system. The joint venture also raises approximately 3,000 hogs under contract. In addition, the hog farm is a beta-site for the joint venture's liquid feed products.

On March 20, 1998, the Company entered into an equipment lease agreement with the JV whereby the JV has agreed to lease form the Company a certain liquid feed distribution system for $4,414 per month for a term of seven years.

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

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                          December 31, 1999



NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at December 31, 1999 of $582,336. During the year ended December 31, 1999, a total of $350,957 of contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt of forgiveness has been recorded by the Company in the accompanying consolidated financial statements for the year ended December 31, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complain against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. This total amounts has been included in accounts payable as of December 31, 1999.

The Company is also involved in litigation with Middlemarch Farms, Ltd. (Middlemarch), a Canadian company, whereby Middlemarch is claiming a security interest in certain property transferred to the joint venture during March 1998. Middlemarch is claiming that there is an outstanding balance due of $230,300 plus interest. The property subject to the security interest is comprised of the assets and liabilities which were transferred to the joint venture in March 1998.

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc. a Canadian corporation with which the Company engaged in discussions about a possible acquisition during 1994. The Company claims that negotiations were never consummated, and no contract was every signed. On August 6, 1999, the Company's Canadian counsel was served with a statement of Claim filed in the Superior Court of Justice in Windsor Ontario on August 4, 1999, By Diamond Measure, Inc. and Ronald McGuire, against the Company. The claim is for a total of $1.5 million dollars Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc., and $500,000 to Ronald McGuire. The Company claims no agreement was ever reached and no written contract signed, the Company believes that the action is without merit.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                           December 31, 1999


NOTE 9 - CLASS A-SPECIAL SHARES

During 1997, the Company issued 2,163,917 shares of common stock in exchange for the conversion of 2,163,917 shares of class A-special shares IEI Canada, Inc., a wholly-owned subsidiary of the Company (by virtue of voting rights anc common stock shares). The class A-special shares were originally issued in connection with a Global Share Purchase Agreement during 1994. Each of the original shareholders of the class A-special shares received a warrant permitting the exchange of the shares for an equal number of shares of the Company at any time until 2015. A total of 4,000,000 class A-special shares were originally issued.

During the year ended December 31, 1999, the Company issued 222,752 shares of its outstanding common stock to convert a total of 283,841 of the class A-special shares. At December 31, 1999, 40,549 class A-special shares remain outstanding that are convertible at the holders option into 31,822 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted in IEI shares.

NOTE 10 - STOCK OPTIONS AND WARRANTS

On July 23, 1997, the Board of Directors agreed to issue an option to purchase 166,667 (post-split) shares of common stock at an exercise price of $0.15 per share to an entity that provided a loan to the Company. These options expire on July 23, 2002. At the time the options were granted, the exercise price was equal to, or greater than, the prior 10-day average trading price of the Company's shares.

On March 13, 1998, the Board of Directors agreed to issue options to various individuals who have provided and may continue to provide consulting and other services to the Company. Stock options for a total of 4,131,000 (post-split) shares of common stock were granted at an exercise price of $0.225 per share. At the time the options were granted, the exercise price was equal to, or greater than, the prior 10-day average trading price of the Company's shares. 591,000 of these options will expire if not exercised by March 13, 2002. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005.

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one of its Canadian subsidiaries. The exercise price for the options was determined by negotiations between the parties.

In April 1999, the Company issued 720,000 options exercisable at $0.16 per share and expiring on April 30, 2004. In June 1999, the Company issued an additional 400,000 options exercisable at $0.20 per share and expiring on June 3, 2004. In July 1999, the Company issued an additional 100,000 options exercisable at $0.21 per share and expiring on July 28, 2004. In December 1999, the Company issued an additional 80,000 options exercisable at $0.06 per share and expiring on December 1, 2004. The 720,000 options, the 400,000 options, the 100,000 options and the 80,000 options were issued pursuant to the Company's 1999 Stock Option and Award Plan and the exercise price of the respective options is equal to or greater than the prior 10-day average trading price of the Company's shares.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                           December 31, 1999

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 1999, an aggregate of 5,822,667 options to purchase common shares were outstanding with exercise prices ranging from $0.06 to $1.00 per share. At the time the options were granted, the exercise price was equal to or greater than the prior 10-day average trading price of the Company's shares.

Pursuant to a certain stock issuance for cash during the year ended December 31, 1999, the Company issued a total of 4,500,000 warrants to purchase shares of common stock. The warrants are exercisable at in blocks at prices ranging from $0.07 to $0.19 per share and expire on November 3, 2000.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $22,808,487 at December 31, 1999, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recover ability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. During 1999 and 1998,the Company began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenue are adequate to cover the costs.

NOTE 12 - SUBSEQUENT EVENT

On January 10, 2000, the Company completed a private offering that included the issuance of 2,400,000 shares of its outstanding common stock and the granting of 2,400,000 warrants for a total of $162,000 cash. The warrants are exercisable at prices ranging from $0.07 to $0.19 per share and expire on January 10, 2000.

On January 10, 2000, the Company completed a second private offering that included the issuance of 3,000,000 shares of its outstanding common stock and the granting of 6,000,000 warrants for a total of $300,000 cash. The warrants are exercisable at prices ranging from $0.25 to $1.00 per share and expire on January 24, 2000.