Form 10QSB
period 2000-03-31
INDUSTRIAL ECOSYSTEMS INC
filed 2000-05-22
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2000

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         45,600,683
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of March 31, 2000

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

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                  March 31,    December 31,
                                                    2000           1999
                                                ------------   ------------
                                                 (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                    $    227,332   $     44,277
   Restricted cash (Note 1)                           43,000         43,306
   Accounts receivable (Note 1)                       68,174          9,902
   Prepaid expenses                                    7,500          7,500
                                                ------------   ------------

     Total Current Assets                            346,006        104,985
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         179,116        191,884
                                                ------------   ------------

OTHER ASSETS

   Investment in joint venture (Note 7)
   Deposits                                             -              -
                                                ------------   ------------

     Total Other Assets                                 -              -
                                                ------------   ------------

     TOTAL ASSETS                               $    525,122   $    296,869
                                                ============   ============





See the accompanying notes to the consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                  March 31,    December 31,
                                                    2000           1999
                                                ------------   ------------
                                                 (Unaudited)

CURRENT LIABILITIES

   Accounts payable                             $     84,183   $     85,680
   Accrued expenses (Note 4)                         327,894        326,346
   Investor deposits                                  15,000           -
   Note payable, related party (Noted 6)             750,000        750,000
   Notes payable, current portion (Note 5)            24,784         49,458
                                                ------------   ------------

     Total Current Liabilities                     1,201,861      1,211,484
                                                ------------   ------------

LONG-TERM DEBT

   Notes payable (Note 5)                            108,266        108,266
                                                ------------   ------------

   Total Long-Term Debt                              108,266        108,266
                                                ------------   ------------

   Total Liabilities                               1,310,127      1,319,750
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 8)               582,336        582,336
                                                ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 45,600,683 and
    40,241,683 shares issued and outstanding,
    respectively                                      45,601         40,242
   Additional paid-in capital                     21,651,389     21,136,268
   Prepaid services                                  (35,000)          -
   Other comprehensive income                         17,498         26,760
   Accumulated deficit                           (23,046,829)   (22,808,487)
                                                ------------   ------------

     Total Stockholders' Equity (Deficit)         (1,367,341)    (1,605,217)
                                                ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    525,122   $    296,896
                                                ============   ============

See the accompanying notes to the consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations
                             (Unaudited)

                                                         For the Three
                                                         Months Ended
                                                    March 31,   March 31,
                                                      2000        1999
                                                   ----------  ----------
REVENUES
   Net sales                                       $  127,968  $  130,833
   Direct costs                                       105,967      86,717
                                                   ----------  ----------
     Gross Profit                                      22,001      44,116
                                                   ----------  ----------
EXPENSES
   General and administrative                         241,720     236,006
   Depreciation and amortization                       12,768      24,663
                                                   ----------  ----------
     Total Expenses                                   254,488     260,729
                                                   ----------  ----------
     Loss From Operations                            (232,487)   (216,613)
                                                   ----------  ----------
OTHER INCOME (EXPENSE)
   Other income                                         8,267      26,869
   Interest income                                       -            112
   Interest expense                                   (14,122)    (9,024)
                                                   ----------  ----------
     Total Other Income (Expense)                      (5,855)     17,957
                                                   ----------  ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (238,342)   (198,656)
                                                   ----------  ----------
EXTRAORDINARY ITEMS
 Debt forgiveness (Note 8)                               -        325,957
                                                   ----------  ----------
  Total Extraordinary Items                              -        325,957
                                                   ----------  ----------
NET INCOME (LOSS)                                  $ (238,342) $  127,301
                                                   ==========  ==========
OTHER COMPREHENSIVE INCOME
   Foreign currency adjustments                        (9,262)      3,348
                                                   ----------  ----------
NET COMPREHENSIVE INCOME (LOSS)                    $ (247,604) $  130,649
                                                   ==========  ==========

BASIC EARNINGS (LOSS) PER SHARE

 Before extraordinary items                        $    (0.01) $    (0.01)
 Extraordinary items                                      -           -
                                                   ----------  ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $    (0.01) $     0.00
                                                   ==========  ==========

See the accompanying notes to the consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------

Balance, December 31, 1998      33,018,931   $ 33,019   $ 20,589,741   $    38,419  $(21,993,889)

Common stock issued for cash
 at an average price of $0.10
 per share                      2,500,000      2,500        247,500          -              -

Common stock issued for cash
 at $0.0675 per share           4,500,000      4,500        299,250          -              -

Common stock issued in
 conversion of Class A-special
 shares of subsidiary (Note 9)    222,752        223           (223)         -              -

Currency translation adjustment      -          -              -          (11,659)          -

Net loss for the year ended
 December 31, 1999                   -          -              -             -          (814,598)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1999     40,241,683     40,242     21,136,268        26,760    (22,808,487)

Common stock and warrants
 issued for cash at $0.0675
 per share                      2,400,000      2,400        159,600          -              -

Common stock and warrants
 issued for cash at $0.10
 per share                      1,800,000      1,800        178,200          -              -

Common stock issued through
 exercise of options at $0.22
 per share                        484,000        484        105,996          -              -

Common stock and warrants
 issued for cash at $0.10
 per share                        600,000        600         59,400          -              -

Common Stock issued through
 exercise of options at $0.16
 per share                         75,000         75         11,925          -              -

Currency translation adjustment      -          -              -           (9,262)          -

Net loss for the three
 months ended March 31, 1999
 (Unaudited)                         -          -              -             -          (238,342)
                              -----------   --------   ------------   -----------   ------------
Balance, March 31, 2000
 (Unaudited)                   45,600,683   $ 45,601   $ 21,651,389   $    17,498   $(23,046,829)
                              ===========   ========   ============   ===========   ============



See the accompanying notes to the consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                         For the Three
                                                          Months Ended
                                                           March 31,
                                                      2000        1999
                                                   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $ (238,342) $  127,301
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                       12,768      24,663
   Debt forgiveness                                      -       (325,957)
 Changes in operating assets and liabilities
   (Increase) decrease in accounts receivable         (67,534)    (63,024)
   (Increase) decrease in deposits and prepaid
     expenses                                            -        (43,729)
   (Increase) decrease in restricted cash                 306        -
   (Increase) decrease in prepaid services            (35,000)       -
   Increase (decrease) in accounts payable             (1,497)   (199,777)
   Increase (decrease) in unearned revenue               -        (21,666)
   Increase (decrease) in accrued expenses              1,548      50,754
   Increase (decrease) in investor deposits            15,000        -
   Increase (decrease) in contingent liabilities         -        (25,962)
                                                   ----------  ----------
    Net Cash (Used) by Operating Activities          (312,751)   (477,397)
                                                   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                                -         (18,831)
                                                   ----------  ----------
    Net Cash (Used) by Investing Activities              -         (18,831)
                                                   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Common stock issued for cash                         520,480        -
 Additional capital contributed                          -           -
 Principle payments on notes payable                  (24,674)    (34,157)
 Cash received from notes payable                        -        557,537
                                                   ----------  ----------
  Net Cash Provided by Financing Activities           495,806     523,380
                                                   ==========  ==========

NET INCREASE (DECREASE) IN CASH                       183,055      27,152

CASH AT BEGINNING OF PERIOD                            44,277      12,552
                                                   ----------  ----------
CASH AT END OF PERIOD                              $  227,332  $   39,704
                                                   ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $   14,122  $    9,024
 Income taxes                                            -     $     -


See the accompanying notes to the consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    March 31, 2000 and December 31, 1999

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

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  March 31, 2000 and December 31, 1999

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

e.  Change in Accounting Principle

The Financial Accounting Standards Board has issued certain new standards, including standards on earnings per share (SFAS 128), capital structure (SFAS
129), comprehensive income (SFAS 130, operating segments (SFAS 131) and postretirement benefits (SFAS 132). The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

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


g.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $43,000 and $43,306 as of March 31, 2000 and December 31, 1999,
respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    March 31, 2000 and December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

k.  Statement of Cash Flows

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

n.  Revenue Recognition

Revenue is recognized as billings are submitted to the customer for the bioremediation process. Billings are submitted once the jobs are substantially completed.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                   March 31,    December 31,
                                                     2000           1999
                                                 ------------   ------------
                                                  (Unaudited)

     Furniture and fixtures                      $     26,853   $     26,853
     Machinery and equipment                          435,005        429,005
     Computers                                         14,875         14,875
     Vehicles                                          76,000         76,000
     Leasehold improvements                            11,671         11,671
     Building                                          14,905         14,905
     Land                                              31,561         31,561
                                                 ------------   ------------
                                                      610,870        610,870
     Accumulated depreciation                        (431,754)      (418,986)
                                                 ------------   ------------
     Net property and equipment                  $    179,116   $    191,884
                                                 ============   ============

Depreciation expense for the three months ended March 31, 2000 and 1999 was $12,768 and $24,663, respectively.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 2000 and December 31, 1999

NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of March 31, 2000 and December 31, 1999 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. A settlement has been reached with the state of New Mexico for the sales tax owed and the Company is current with the settlement arrangements as of March 31, 2000. Reasonable interest and penalties have also been accrued as of March 31, 2000 and December 31, 1999.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following:

                                                    March 31,    December 31,
                                                      2000           1999
                                                  ------------   ------------
                                                  (Unaudited)
Note payable to a bank, interest at prime + 3%
  per annum, requires monthly payments of $1,860
  plus interest, matures in December, 2005,
  secured by machinery, equipment and certificate
  of deposit.                                     $    123,625   $    129,919

Note payable to a company, interest at 11.5% per
  annum, principle and interest of $ 5,002 due
  monthly, matures in June, 2000, secured by
  equipment.                                             9,425         27,805
                                                  ------------   ------------
Total Notes Payable                                    133,050        157,724
Less: Current Portion                                  (24,784)       (49,458)
                                                  ------------   ------------
Long-Term Notes Payable                           $    108,266   $    108,266
                                                  ============   ============

The aggregate principal maturities of notes payable are as follows:

         Year Ended
        December 31,                     Amount
        ------------                   ---------
           2000                       $   49,458
           2001                           22,320
           2002                           22,320
           2003                           22,320
           2004                           22,320
           2005 and thereafter            18,796
                                         =======
           Total                      $  157,724
                                         =======

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 2000 and December 31, 1999

NOTE 6 - NOTES PAYABLE - RELATED PARTY

During the three months ended March 31, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit are to be authorized by an independent credit committee on a case-by-case basis. Total advances from the line-of-credit through March 31, 2000 and December 31, 1999 was $750,000 and $750,000, respectively. The line-of-credit is secured by the Company's membership interest in the JV and is due and payable in full by December 31, 2000.

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

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                   March 31, 2000 and December 31, 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded a total of contingent liabilities at March 31, 2000 and December 31, 1999 of $582,336 and $582,336, respectively. During the year ended December 31, 1999, $350,957 of the contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness was recorded by the Company for the year ended December 31, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. This total amount has been included in accounts payable as of at March 31, 2000 and December 31, 1999. The Company has been making the required payments pursuant to the judgment and is current as of March 31, 2000.

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at March 31, 2000 and December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

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

During the year ended December 31, 1999, the Company issued 222,752 shares of its outstanding common stock to convert a total of 283,841 of the class A-special shares. At March 31, 2000 and December 31, 1999, 40,549 class A-special shares remain outstanding that are convertible at the holders option into 31,822 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted in IEI shares.

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

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                    March 31, 2000 and December 31, 1999

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

As of March 31, 2000 and December 31, 1999, an aggregate of 5,263,667 and 5,822,667 options to purchase common shares were outstanding, respectively, with exercise prices ranging from $0.06 to $1.00 per share. At the time the options were granted, the exercise price was equal to or greater than the prior 10-day average trading price of the Company's shares.

Pursuant to a certain stock issuance for cash during the year ended December 31, 1999, the Company issued a total of 4,500,000 warrants to purchase shares of common stock. The warrants are exercisable at in blocks at prices ranging from $0.07 to $0.19 per share and expire on November 3, 2000.

Pursuant to a certain stock issuance for cash during the three months ended March 31, 2000, the Company issued a total of 5,550,000 warrants to purchase shares of common stock. The warrants are exercisable at in blocks at prices ranging from $0.07 to $1.00 per share.

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

Year 2000 Disclosure
--------------------
The Company has worked to resolve any potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company utilizes a minimum number of computer programs in its operations. The Company has completed its assessment and found all computer programs to be compliant. The cost of compliance did not have a material adverse impact on the Company's financial position during the period ending March 31, 2000.
issues in a timely manner.

Results of Operations
---------------------
General
-------
The Company's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, the Company has pursued the development of ROP North America, LLC ("ROP"), through the Company's wholly owned Canadian subsidiary, IEI Canada, which at March 31, 2000, was still in the development stage. The Company's results of operations include the costs of its investment in ROP.

For the quarter ended March 31, 2000, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the period ended March 31, 2000, the Company had a loss of $(9,262) as a result of foreign currency translation adjustment.

Quarter ended March 31, 2000 compared to March 31, 1999
-------------------------------------------------------
Substantially all revenue during the quarter ended March 31, 2000 was derived from EPC's operations, with total revenues being $127,968 and direct costs associated therewith being $105,967 or approximately 82.8% of revenues. Total revenues for the quarter ended March 31, 1999 were $130,833 and direct costs associated therewith were $86,717, or approximately 66.3% of revenue. The direct costs for the quarter ended March 31, 2000 as a percent of sales was 16.5% higher than the direct costs as a percentage of sales realized by the Company for the quarter ended March 31, 1999. The increase in direct costs as a percent of revenues for the current period as compared to the prior comparative period can be attributed to the fact that, during the current period, the Company performed a greater number of general roustabout jobs with lower revenues and higher direct costs as opposed to remediation jobs with higher revenue and lower direct costs. EPC's bioremediation work for Amoco is allocated between routine site maintenance and emergency clean-up. In the past, substantially all of the Company's revenues have been derived from bioremediation work performed for BP-Amoco. During the fiscal year 1999 revenues from BP-Amoco began to decrease. Amoco merged with British Petroleum (now "BP-Amoco") during 1999, and has been undergoing a review of all of its operations, including those in the Farmington, New Mexico area. As a result of BP-Amoco's review, much of the anticipated bioremediation work during 1999 has been delayed. Management of the Company expects this trend to reverse for fiscal year 2000.

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

Corporate Expense. For the quarter ended March 31, 2000 total operating expenses were $254,488, consisting of general and administrative expenses of $241,720 and depreciation and amortization expenses of $12,768, resulting in a loss from operations of $(232,487). For the quarter ended March 31, 1999 total operating expenses were $260,729, consisting of general and administrative expenses of $236,066 and depreciation and amortization expenses of $24,663, resulting in a loss from operations of $(216,613). The operating expenses for the quarter ended March 31, 2000 are substantially consistent with the Company's operating expenses incurred for the quarter ended March 31, 1999. The Company anticipates that it will continue to incur operating expenses at approximately the same level for the balance of its fiscal year.

Interest Expense. Interest expense for the quarter ended March 31, 2000 was $14,122, compared to $9,024 for the same period in 1999, which is attributed to the line-of-credit obtained from a related party (See Note 6 to the Financial Statements).

Other Income (expense). Other income for the quarter ended March 31, 2000 was $8,267. Other income for the quarter ended March 31, 1999 was $26,869, of which, substantially all was represented by the balance of the income derived from a one-year consulting agreement with ROP. Total other expense for the quarter ended March 31, 2000 was $5,855 compared to other income of $17,957 for the same period in 1999.

Extraordinary Items. During the quarter ended March 31, 1999 the Company recognized income from the forgiveness of $325,957 in debt by certain creditors of the Company. See Note 8 to the Consolidated Financial Statements. The Company had no extraordinary items of income or expense during the quarter ended March 31, 2000.

Including the extraordinary items and the foreign currency adjustments, the Company had a net comprehensive loss of $(247,604) for the quarter ended March 31, 2000 compared to net comprehensive income of $130,649 for the quarter ended March 31, 1999. The basic loss per share for the quarter ended March 31, 2000 was $(0.01), while the basic loss per share for the same quarter in 1999 was $(0.00).

Liquidity and Capital Resources
-------------------------------
Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company.

The Company had a working capital deficit of $855,855 and cash and cash equivalents of $227,332, and restricted cash of $43,000 at March 31, 2000. Cash used in operations for the quarter ended March 31, 2000, was $312,751 and was derived primarily from cash received from the sale of shares. During the quarter ended March 31, 2000, the Company received proceeds from the sale of common stock and warrants totaling $379,200, and additional proceeds from the exercise of outstanding options totaling $117,921.

The Company's accounts receivable increased to $68,174 during the period from $9,902 at December 31, 1999. Due to inclement weather in the Farmington, New Mexico area during August and September 1999, the Company moved around between 15 different sites and the jobs could not be completed in sequence.
Therefore, at December 31, 1999, several of these job sites were still open, and billings had not been submitted to the customer. See Note 1h and Note 1n to the Consolidated Financial Statements.

Because the Company has an accumulated deficit of $22,808,487 at December 31, 1999, has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1999 contains a going concern modification as to the ability of the Company to continue. Beginning in late fiscal year 1998 and throughout fiscal year 1999, the Company has implemented measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and will continue to reduce its general and administrative expenses until increased revenues justify increased expenditures. Additionally, the Company's management has developed an overall strategy and certain financing options to meet its operating needs through December 31, 2000.

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

JFJ has the right on or prior to December 31, 2000 to sell its 50% membership interest in the JV to the Company through a share exchange, wherein the Company would issue to JFJ shares of the Company's restricted Common Stock in exchange for JFJ's membership interest in the JV (the "Sale Rights"). On January 26, 2000, JFJ gave the Company written notice of its intent to exercise its Sale Rights under the JV agreement. It is expected that, when the share exchange is completed, JFJ will forgive the outstanding principal and accrued interest borrowed by the Company under the line of credit or assign its interest as the Creditor in the line of credit to the JV prior to exercising its Sale Rights, whichever it may so elect. See ITEM 5, OTHER INFORMATION. The Company anticipates that this transaction will be effected in the second quarter of fiscal 2000.

At December 31, 1999, the Company had recorded $326,346 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. A settlement has been reached with the state of New Mexico for the sales tax owed and the Company is current with the settlement arrangements as of March 31, 2000. During the year ended December 31, 1999 the Company extended a preliminary settlement offer to the IRS on Form 433. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the preliminary settlement offer are based on the trustee portion (the amount the Company withheld from its Employees' W-2 wages) of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties"). The trustee portion due is approximately $90,000 and will require the Company to make installment payments to the IRS of approximately $5,000 per month over 24 months. Upon payment in full of the settled amount the IRS will provide the Company and any Responsible Parties with a full release from liability. Should the Company fail to maintain the monthly payments to the IRS, the IRS will have the right to collect from the individual Responsible Parties as well as the Company.

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

The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment of such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At March 31, 2000, the Company had recorded total contingent liabilities of $582,336, the same as recognized at December 31, 1999.

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


                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. This total amount has been included in accounts payable as of at March 31, 2000 and December 31, 1999. The Company has been making the required payments pursuant to the judgment and is current as of March 31, 2000.

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at March 31, 2000 and December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

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

                      ITEM 2.  CHANGES IN SECURITIES

During the quarter ended March 31, 2000, the Company issued 2,400,000 Units for cash at $0.0675 per Unit, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at prices ranging from $0.07 per share to $0.19 per share.

During the quarter ended March 31, 2000, the Company issued an additional 2,400,000 Units for cash at $0.10 per Unit, each Unit consisting of one share of common stock and two warrants to purchase one share of common stock at prices ranging from $0.25 to $1.00 per share.

The Unit shares carry registration rights committing the Company, on a best efforts basis, to file a registration statement on Form S-1 for the purpose of registering the Units for resale by the holders as a selling shareholders, with a concomitant reduction in the exercise period upon the effectiveness of the registration. The Warrants are subject to a call provision which permits the Company to require the exercise or forfeit of the warrants, within 10 days of the call notice, if the ten day average closing price of the Company's common stock exceeds the respective exercise prices of the warrants according to the terms of the respective warrants. The call provision is only effective if the shares subject to the call provision have been registered by the Company under an effective Securities Act registration.

The sale of the above Units was made to accredited investors, pursuant to an exemption from registration and the prospectus delivery requirements of the Securities Act set forth in Regulation D, Rule 506.

During the quarter ended March 31, 2000, the Company issued a total of 484,000 shares through the exercise of previously issued options at a price of $0.22 per share, and 75,000 shares through the exercise of previously issued options at a price of $0.16 per share.


                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       ITEM 5.  OTHER INFORMATION

JFJ's Right to Sell its Membership Interest in the JV to the Company
--------------------------------------------------------------------
JFJ has the right on or prior to December 31, 2000 to sell its 50% membership interest in the JV to the Company through a share exchange, wherein the Company would issue to JFJ shares of the Company's restricted Common Stock in exchange for JFJ's membership interest in the JV (the "Sale Rights"). On January 26, 2000, JFJ gave the Company written notice of its intent to exercise its Sale Rights. In consideration for JFJ exercising its Sale Rights, JFJ shall receive that number of shares of the Company's restricted Common Stock that represents one half (1/2) of the issued and outstanding shares of the Company at December 31, 1998. The method of exact determination of the number of shares and options issued hereunder is described in the Company's 1999 annual report on Form 10KSB as previously filed with the SEC.

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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: May 20, 2000                    By/S/Tom Jarnagin, President and
                                       Director