Form 10QSB
period 2000-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 2000-08-14
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2000

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           64,600,613
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2000

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

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                                   ASSETS
                                   ------
                                                   June 30,    December 31,
                                                    2000           1999
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash and cash equivalents                    $       -      $     44,277
   Restricted cash (Note 1)                           43,000         43,306
   Accounts receivable (Note 1)                       22,051          9,902
   Prepaid expenses                                     -             7,500
                                                ------------   ------------
     Total Current Assets                             65,051        104,985
                                                ------------   ------------
PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         767,164        191,884
                                                ------------   ------------
     TOTAL ASSETS                               $    832,215   $    296,869
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $     84,216   $     85,680
   Accrued expenses (Note 4)                         305,360        326,346
   Bank overdraft                                      2,485           -
   Note payable, related party (Noted 6)                -           750,000
   Notes payable, current portion (Note 5)            10,750         49,458
                                                ------------   ------------
     Total Current Liabilities                       402,811      1,211,484
                                                ------------   ------------
LONG-TERM DEBT
   Notes payable (Note 5)                            107,500        108,266
                                                ------------   ------------
   Total Long-Term Debt                              107,500        108,266
                                                ------------   ------------
   Total Liabilities                                 510,311      1,319,750
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)               582,336        582,336
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 64,600,613 and
    40,241,683 shares issued and outstanding,
    respectively                                      64,601         40,242
   Additional paid-in capital                     23,345,383     21,136,268
   Prepaid services                                   (8,333)          -
   Other comprehensive income                         23,278         26,760
   Accumulated deficit                           (23,685,361)   (22,808,487)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)           (260,432)    (1,605,217)
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $    832,215   $    296,896
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                               (Unaudited)

                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      2000         1999         2000        1999
                                                   ----------   ----------   ----------   ----------
REVENUES
   Net sales                                       $    5,972   $  204,059   $  133,940   $  334,892
   Direct costs                                        44,140      125,390      150,107      212,107
                                                   ----------   ----------   ----------   ----------
     Gross Profit                                     (38,168)      78,669      (16,167)     122,785
                                                   ----------   ----------   ----------   ----------
EXPENSES
   General and administrative                         204,325      311,446      446,045      547,512
   Depreciation and amortization                       14,361       24,865       27,129       49,528
                                                   ----------   ----------   ----------   ----------
     Total Expenses                                   218,686      336,311      473,174      597,040
                                                   ----------   ----------   ----------   ----------
     Loss From Operations                            (256,854)    (257,642)    (489,341)    (474,255)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE)
   Other income                                        13,938        5,630       22,205       32,499
   Interest income                                       -               3         -             115
   Impairment of goodwill (Note 7)                   (379,981)        -        (379,981)        -
   Interest expense                                   (15,635)     (15,715)     (29,757)     (24,739)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Expense)                    (381,678)     (10,082)    (387,533)       7,875
                                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (638,532)    (267,724)    (876,874)    (466,380)
                                                   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS
 Debt forgiveness (Note 8)                               -          48,571         -         374,528
                                                   ----------    ----------   ----------  ----------
  Total Extraordinary Items                              -          48,571         -         374,528
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (638,532)  $ (219,153)  $ (876,874) $   (91,852)
                                                   ----------   ----------   ----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency adjustments                         5,780        3,321       (3,482)       6,669
                                                   ----------   ----------   ----------   ----------
NET COMPREHENSIVE LOSS                             $ (632,752)  $ (215,832)  $ (880,356) $   (85,183)
                                                   ==========   ==========   ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE
 Before extraordinary items                        $    (0.01)  $    (0.00)  $    (0.02)  $    (0.01)
 Extraordinary items                                      -           0.00          -           0.01
                                                   ----------   ----------   ----------   ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $    (0.01)  $    (0.00)  $    (0.02)  $     0.00
                                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------

Balance, December 31, 1998      33,018,931   $ 33,019   $ 20,589,741   $    38,419  $(21,993,889)

Common stock issued for cash
 at an average price of $0.10
 per share                      2,500,000      2,500        247,500          -              -

Common stock issued for cash
 at $0.0675 per share           4,500,000      4,500        299,250          -              -

Common stock issued in
 conversion of Class A-special
 shares of subsidiary (Note 9)    222,752        223           (223)         -              -

Currency translation adjustment      -          -              -          (11,659)          -

Net loss for the year ended
 December 31, 1999                   -          -              -             -          (814,598)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1999     40,241,683     40,242     21,136,268        26,760    (22,808,487)

Common stock and warrants
 issued for cash at $0.0675
 per share                      2,400,000      2,400        159,600          -              -

Common stock and warrants
 issued for cash at $0.10
 per share                      1,800,000      1,800        178,200          -              -

Common stock issued through
 exercise of options at $0.22
 per share                        484,000        484        105,996          -              -

Common stock and warrants
 issued for cash at $0.10
 per share                        900,000        900         89,100          -              -

Common stock issued through
 exercise of options at $0.16
 per share                         75,000         75         11,925          -              -

Common stock issued in lieu of
 debt and acquisition of remaining
 50% of ROP North America, Inc.
(Note 7)(unaudited)            18,699,930     18,700      1,664,294          -              -

Currency translation adjustment      -          -              -           (3,482)          -

Net loss for the six months
 ended June 30, 2000
 (Unaudited)                         -          -              -             -          (876,874)
                              -----------   --------   ------------   -----------   ------------
Balance, March 31, 2000
 (Unaudited)                   64,600,613   $ 64,601   $ 23,345,383   $    23,278   $(23,685,361)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         For the Three           For the Six
                                                         Months Ended            Months Ended
                                                           June 30,                June 30,
                                                      1999         1998         1999        1998
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $ (638,532)  $ (219,153)  $ (876,874)  $  (91,852)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                       14,361       24,865       27,129       49,528
   Debt forgiveness                                      -         (48,571)        -        (374,528)
   Impairment of goodwill                             379,981         -         379,981         -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable          77,177      (25,455)       9,643      (88,479)
   (Increase) decrease in deposits and prepaid
     expenses                                            -         (10,666)        -         (54,395)
   (Increase) decrease in restricted cash                -            -             306         -
   (Increase) decrease in prepaid services             26,667         -          (8,333)        -
   Increase (decrease) in accounts payable            (36,341)     (81,787)     (37,838)    (281,564)
   Increase (decrease) in unearned revenue               -            -            -         (21,666)
   Increase (decrease) in accrued expenses            (22,534)     (34,293)     (20,986)      16,461
   Increase (decrease) in bank overdraft                2,485         -           2,485         -
   Increase (decrease) in investor deposits           (15,000)        -            -            -
   Increase (decrease) in contingent liabilities         -         158,816         -         133,610
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Operating Activities          (211,736)    (236,244)    (524,487)    (712,885)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                             (30,796)        -         (30,796)     (18,831)
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Investing Activities           (30,796)        -         (30,796)     (18,831)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                          30,000      250,000      550,480      250,000
 Additional capital contributed                          -            -            -            -
 Principle payments on notes payable                  (14,800)     (12,936)     (39,474)     750,000
 Cash received from notes payable                        -         192,463         -         (47,093)
                                                   ----------   ----------   ----------   ----------
  Net Cash Provided by Financing Activities            15,200      429,527      511,006      952,907
                                                   ----------   ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                      (227,332)     193,283      (44,277)     221,191

CASH, BEGINNING OF PERIOD                             227,332       81,129       44,277       53,221
                                                   ----------   ----------   ----------   ----------
CASH, END OF PERIOD                                $     -      $  274,412   $     -      $  274,412
                                                   ==========   ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $   15,635   $   19,615   $   29,757   $   28,639
 Income taxes                                      $        -   $     -      $     -      $     -

NON-CASH FINANCING ACTIVITIES:
 Common stock issued in lieu of debt and in
 acquisition of the remaining 50% of ROP
 North America, Inc.                               $1,682,994   $     -      $1,682,994   $     -


The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                    June 30, 2000 and December 31, 1999

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

On June 30, 2000, the Company acquired the remaining 50% interest in ROP North America, Inc. through a series of transactions by issuing 18,699,930 shares of its outstanding common stock valued at $1,682,994. This 50% interest was recorded as a purchase on June 30, 2000 (see Note 7). ROP North America, Inc. is a 100% owned subsidiary at June 30, 2000. Since the transaction was accounted for as a purchase at June 30,2000, the consolidated balance sheet includes the accounts of ROP North America, Inc., but the consolidated statement of operations for the six and three months ended June 30, 2000, do not include the operations of the subsidiary for those time periods.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  June 30, 2000 and December 31, 1999

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

e.  Change in Accounting Principle

The Financial Accounting Standards Board has issued certain new standards, including standards on earnings per share (SFAS 128), capital structure (SFAS
129), comprehensive income (SFAS 130), operating segments (SFAS 131) and postretirement benefits (SFAS 132). The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

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

g.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $43,000 and $43,306 as of June 30, 2000 and December 31, 1999,
respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

h.  Accounts Receivable

Accounts receivable consists almost entirely of amounts due from a major oil company. Those outstanding invoices are considered to be fully collectible and no allowance for doubtful accounts has been recorded.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  June 30, 2000 and December 31, 1999

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

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                  June 30, 2000 and December 31, 1999

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                   June 30,     December 31,
                                                     2000           1999
                                                 ------------   ------------
                                                  (Unaudited)

     Furniture and fixtures                      $     33,185   $     26,853
     Machinery and equipment                        1,070,466        435,005
     Computers                                         14,875         14,875
     Vehicles                                         105,718         76,000
     Leasehold improvements                           232,435         11,671
     Building                                          14,905         14,905
     Land                                              31,561         31,561
                                                 ------------   ------------
                                                    1,503,145        610,870
     Accumulated depreciation                        (735,981)      (418,986)
                                                 ------------   ------------
     Net property and equipment                  $    767,164   $    191,884
                                                 ============   ============

NOTE 3 - RELATED PARTY TRANSACTIONS

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of June 30, 2000 and December 31, 1999 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. A settlement has been reached with the State of New Mexico for sales tax owed and the Company is current with the settlement arrangements as of June 30, 2000. Reasonable interest and penalties have also been accrued as of June 30, 2000 and December 31, 1999.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                    June 30, 1999 and December 31, 1998

NOTE 5 -  NOTES PAYABLE

Notes payable consisted of the following:

                                                 June 30,    December 31,
                                                   2000          1999
                                               -----------    ------------
                                               (Unaudited)
SBA note payable to a bank, interest at prime
 + 3% per annum, requires monthly payments
 of $1,860 plus interest, matures in December
 2005, secured by machinery, equipment and
 certificate of deposit.                       $   118,250    $    129,919

Note payable to a company, interest at 11.5%
 per annum, principle and interest of $5,002
 due monthly, matures in June 2000, secured
 by equipment.                                        -             27,805
                                               -----------    ------------
Total Notes Payable                                118,250         157,724
Less: Current Portion                              (10,750)        (49,458)
                                               -----------    ------------
Long-Term Notes Payable                        $   107,500    $    108,266
                                               ===========    ============

The aggregate principle maturities of notes payable are as follows:

              Year Ended
              December 31,                            Amount
              ------------                         ------------
                 2000                              $     49,458
                 2001                                    22,320
                 2002                                    22,320
                 2003                                    22,320
                 2004                                    22,320
                 2005 and thereafter                     18,986
                                                   ------------
                 Total                             $    157,724
                                                   ============

NOTE 6 -  NOTE PAYABLE - RELATED PARTY

During the year ended December 31, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit were authorized by an independent credit committee on a case-by-case basis. Amounts due on the line-of-credit at June 30, 2000 and December 31, 1999 was $-0- and $750,000, respectively. On June 30, 2000, the Company acquired the remaining interest in the joint venture and as part of the transaction, 6,235,402 shares were issued in lieu of the $750,000 (see
Note 7).

          INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999

NOTE 7 - INVESTMENT IN JOINT VENTURE

During March, 1998, IEI Canada, Inc., a wholly-owned subsidiary of IEI, entered into a joint venture agreement with JFJ Ecosystems, Inc.(JFJ) to form ROP North America, LLC (the JV). The JV created a wholly-owned subsidiary called ROP North America, Inc. (an Ontario Corporation) which became the operating entity. As of December 31, 1999, IEI Canada, Inc. had a 50% equity interest in the JV but did not have management control. Therefore, at December 31, 1999, the investment was being recorded under the equity method of accounting. The Company had the right to acquire the remaining 50% interest in the JV on or prior to December 31, 2000 conditional on meeting certain requirements established in the agreement between the Company and JFJ Ecosystems, Inc. On June 30, 2000, the Company signed an Agreement of Merger to acquire the remaining 50% ownership of the JV.

On June 30, 2000, the Company issued a total of 18,699,930 shares of its outstanding common stock in lieu of debt and to acquire JFJ's 50% interest in the joint venture through a series of transactions as follows:

     1. 10,392,337 shares issued to acquire JFJ's 50% membership interest in the joint venture and the resulting wholly-owned subsidiary was merged into the Company.

     2. 6,715,071 shares issued to JFJ in lieu of the outstanding line-of-credit due of $750,000 plus interest, plus an additional $57,695 that was owed to JFJ by the joint venture (see Note 6).

     3. 1,592,522 shares issued in lieu of debt owed by the joint venture to an affiliate of the Company and a principal of JFJ of $191,550 in principal and interest.

     4. JFJ also received options to acquire and additional 2,261,334 shares of the Company's common stock at an exercise price of $0.09 per share (see
Note 10).

As part of the transaction, ROP North America, LLC was dissolved leaving ROP North America, Inc. as the surviving operating entity. In addition, IEI Canada, Inc. transferred its ownership interest in ROP North America, Inc. to the parent company, IEI. Therefore, at June 30, 2000, ROP North America, Inc. became a wholly-owned subsidiary of IEI.

As part of the transaction, goodwill of $379,981 was recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary. For the six months ended June 30, 2000, an impairment loss on goodwill of $379,981 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary.

ROP North America, Inc. was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through a liquid feed system. ROP North America, Inc. also raises approximately 15,000 hogs under contract. In addition, the hog farm is a beta-site for liquid feed products.

                  INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                      June 30, 2000 and December 31, 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at June 30, 2000 and December 31, 1999 of $582,336 and $582,336, respectively. During the year ended December 31, 1999, $350,957 of contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness was recorded by the Company for the year ended December 31, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. This total amounts has been included in accounts payable as of June 30, 2000 and December 31, 1999. The Company has been making the required payments pursuant to the judgment and is current as of June 30, 2000.

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at June 30, 2000 and December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which the Company engaged in discussions about a possible acquisition during 1994. The Company claims that negotiations were never consummated, and no contract was ever signed. On August 6, 1999, the Company's Canadian counsel was served with a statement of Claim filed in the Superior Court of Justice in Windsor Ontario on August 4, 1999, by Diamond Measure, Inc. and Ronald McGuire, against the Company. The claim is for a total of $1.5 million dollars Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc., and $500,000 to Ronald McGuire. The Company claims no agreement was ever reached and no written contract signed, the Company believes that the action is without merit.

          INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
               June 30, 2000 and December 31, 1999

NOTE 9 - CLASS A-SPECIAL SHARES

During 1997, the Company issued 2,163,917 shares of common stock in exchange for the conversion of 2,163,917 shares of class A-special shares of IEI Canada, Inc., a wholly-owned subsidiary of the Company (by virtue of voting rights and common stock shares). The class A-special shares were originally issued in connection with a Global Share Purchase Agreement during 1994. Each of the original shareholders of the class A-special shares received a warrant permitting the exchange of the shares for an equal number of shares of the Company at any time until 2015. A total of 4,000,000 class A-special shares were originally issued.

During the year ended December 31, 1999, the Company issued 222,752 shares of its outstanding common stock to convert a total of 283,841 of the class A-special shares. At June 30, 2000 and December 31, 1999, 40,549 class A-special shares remain outstanding that are convertible at the holders option into 31,822 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted in IEI shares.

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

On March 13, 1998, the Board of Directors agreed to issue options to various individuals who have provided and may continue to provide consulting and other services to the Company. Stock options for a total of 4,131,000 (post-split) shares of common stock were granted at an exercise price of $0.225 per share. At the time the options were granted, the exercise price was equal to, or greater than, the prior 10-day average trading price of the Company's shares. 591,000 of these options will expire if not exercised by March 13, 2003. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005. During the six months ended June 30, 2000, a total of 484,000 of the options were exercised for $106,480.

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one of its Canadian subsidiaries. The exercise price for the options was determined by negotiations between the parties.

In April 1999, the Company issued 720,000 options exercisable at $0.16 per share and expiring on April 30, 2004. In June 1999, the Company issued an additional 400,000 options exercisable at $0.20 per share and expiring on June 3, 2004. In July 1999, the Company issued an additional 100,000 options exercisable at $0.21 per share and expiring on July 28, 2004. In December 1999, the Company issued an additional 80,000 options exercisable at $0.06 per share and expiring on December 1, 2004. The 720,000 options, the 400,000 options, the 100,000 options and the 80,000 options were issued pursuant to the Company's 1999 Stock Option and Award Plan and the exercise price of the respective options is equal to or greater than the prior 10-day average trading price of the Company's shares. During the six months ended June 30, 2000, 75,000 options were exercised at $0.16 per share for $12,000.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                     June 30, 2000 and December 31, 1999

NOTE 10 -STOCK OPTIONS AND WARRANTS (Continued)

On June 30, 2000, pursuant to the acquisition agreement with JFJ Ecosystems, Inc., the Company issued 2,261,334 options to JFJ exercisable at $0.09 per share and expiring on June 30, 2005 (see Note 7). The exercise price of the options is equal to or greater than the prior 10-day average trading price of the Company's shares.

As of June 30, 2000 and December 31, 1999, an aggregate of 7,525,001 and 5,822,667 options to purchase common shares were outstanding, respectively, with exercise prices ranging from $0.06 to $1.00 per share. At the time the options were granted, the exercise price was equal to or greater than the prior 10-day average trading price of the Company's shares.

Pursuant to a certain stock issuance for cash during the year ended December 31, 1999, the Company issued a total of 4,500,000 warrants to a related party to purchase shares of common stock. The warrants are exercisable in blocks at prices ranging from $0.07 to $0.19 per share and expire on November 3, 2000.

Pursuant to certain stock issuances for cash during the six months ended June 30, 2000, the Company issued a total of 6,150,000 warrants to purchase shares of common stock. The warrants are exercisable in blocks at prices ranging from $0.07 to $1.00 per share.

NOTE 11 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $22,808,487 at December 31, 1999, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. During 1999 and 1998, the Company began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

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

Year 2000 Disclosure
--------------------
The Company did not experience any year 2000 problems.

Agreement of Merger
-------------------
On June 30, 2000 (the "Effective Date"), the "Company") signed an Agreement of Merger with ROP Merger Corp., a Missouri corporation, in order to accomplish the transactions contemplated in a Rights Agreement dated December 31, 1998, wherein JFJ Ecosystems, LLC ("JFJ"), the Company's joint venture partner, had the right on or prior to December 31, 2000 to sell its 50% membership interest in the joint venture, ROP North America, LLC (the "JV") to the Company through a share exchange, wherein the Company would issue to JFJ shares of the Company's restricted Common Stock in exchange for JFJ's membership interest in the JV (the "Sale Rights"). On January 26, 2000, JFJ gave the Company written notice of its intent to exercise its Sale Rights.

In consideration for JFJ exercising its Sale Rights, JFJ received a total of 17,107,408 shares of the Company's Common Stock, plus an option to acquire an additional 2,261,334 shares of Common Stock at an exercise price of $0.09 per share, the five day trailing average of the Company's stock prior to the Effective Date.

In exchange for the shares and options:

 1. The Company received all of JFJ's interest in the JV, and the resulting wholly-owned subsidiary was merged into the Company;

 2. JFJ converted its loan of $750,000 and accrued interest (advanced to the Company in connection with the Rights Agreement); and

 3. JFJ converted an additional $57,695 in principal and interest loaned to the JV.

The Agreement of Merger also provided for the issuance of 1,592,522 shares to John P. Crowe, an affiliate of the Company and a principal of JFJ, in settlement of a total of $191,550 in principal and interest loaned to the JV.

The complete Agreement of Merger, which details the share and option issuances outlined above, is included as an Exhibit to the Current Report on Form 8-K, filed with the Commission on July 14, 2000.

Results of Operations
---------------------
General
-------
The Company's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, the Company has pursued the development of ROP North America, LLC ("ROP"), through the Company's wholly owned Canadian subsidiary, IEI Canada which held a 50% interest in ROP. At June 30, 2000, the Company acquired all of IEI Canada's interest in ROP, and the remaining 50% interest in ROP, and effected a merger of ROP into the Company. Since the transaction was accounted for as a purchase at June 30,2000, the consolidated balance sheet includes the accounts of ROP North America, Inc., but the consolidated statement of operations for the six and three months ended June 30, 2000, do not include the operations of the subsidiary for those time periods.

For the six months ended June 30, 2000, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the six month period ended June 30, 2000, the Company had a loss of $3,482 as a result of foreign currency translation adjustment.

Six Month Period ended June 30, 2000 compared to June 30, 1999
--------------------------------------------------------------
Substantially all revenue during the six month period ended June 30, 2000 was derived from EPC's operations, with total revenues of $133,940 and direct costs of $150,107 or approximately 112% of revenues. Total revenues for the six month period ended June 30, 1999 were $334,892 with direct costs of $212,107, or approximately 63% of revenue. The significant decrease in revenues for the period ended June 30, 2000 compared to same period in the preceding year is primarily attributable to the fact that remediation revenues from Amoco, EPC's principal customer, dropped significantly.

During 1999, Amoco merged with British Petroleum (now "BP-Amoco"), and has since been undergoing a review of all of its operations, including those in the Farmington, New Mexico area. As a result of BP-Amoco's review, much of EPC's anticipated bioremediation work during the current period has been delayed or canceled. The cost of EPC's bioremediation work for BP-Amoco has generally been allocated between routine site maintenance and emergency clean-up. In the past, substantially all of the Company's revenues have been derived from bioremediation work performed for BP-Amoco. During the fiscal year 1999 and continuing through the current period bioremediation revenues from BP-Amoco have significantly decreased. Management of the Company hopes that this trend will reverse for balance of fiscal year 2000, but has not received any assurances or commitments from BP-Amoco.

The Company's relationship with BP-Amoco provides for the Company to provide bioremediation work for BP-Amoco sites in Colorado and New Mexico on an as needed basis. There is no specific time limit, guaranteed dollar amount of work, or term for the agreement. The Company has started work on some BP-Amoco Colorado projects, but there is no guarantee that the Company's BP-Amoco revenues will continue and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing BP-Amoco remediation operations. BP-Amoco has told management that they have a 5 year plan for remediation in New Mexico and a 3 year plan for Colorado, but has made no commitments to the Company on specific amounts of work in either state.

In addition to the overall decrease in revenues during the current period, the Company performed a greater number of general roustabout jobs, including some jobs for Public Service Company of New Mexico, with lower revenues and higher direct costs as opposed to remediation jobs with higher revenue and lower direct costs. The substantial increase in direct costs for the six month period ended June 30, 2000 as a percent of sales compared to the same period in the preceding year is attributable to both the increase in jobs with higher direct costs and the need to maintain a minimum workforce and operation in spite of lower overall revenues.

In an attempt to expand its revenue base for fiscal year 2000, the Company has been conducting a bioremediation demonstration for the Department of Defense at the U.S. Navy's Pt. Molate Fuel Depot in Richmond, California. This technical demonstration represents the culmination of years of effort. The demonstration was sponsored by the Bay Area Defense Conversion Action Team (BADCAT), a public private partnership of: Bay Area Economic Forum (BAEF), Bay Area Regional Technology Alliance (BARTA), California Environmental Protective Agency (CAL EPA), Chevron Research and Technology Company, Engineering Field Activity West, Naval Facilities Engineering Command (EFA West), Naval Facilities Engineering Service Center (NFESC), San Francisco State University Center for Public Environmental Oversight (CPEO) and the U.S. Environmental Protection Agency (US EPA). The evaluation period, now completed, was originally expected to be from five to six months after the demonstration commenced, but was extended in order for the Department of Defense and others to fully evaluate the results of the demonstration. The final evaluations have deemed the remediation to be a success, and management hopes that the Company's technology and process could become, given certain site characteristics, the preferred method for reducing hydrocarbon contamination in soil. However, the Company has not signed or been promised any contracts as a result of the successful demonstration.

Corporate Expense. For the six months ended June 30, 2000 total operating expenses were $473,174, consisting of general and administrative expenses of $446,045 and depreciation and amortization expenses of $27,129, resulting in a loss from operations of $489,341. For the six months ended June 30, 1999 total operating expenses were $597,040, consisting of general and administrative expenses of $547,512 and depreciation and amortization expenses of $49,528, resulting in a loss from operations of $474,255. The operating expenses for the six months ended June 30, 2000 represent a substantial reduction in overall operating expenses (approximately 21%) compared to the Company's operating expenses incurred for the six months ended June 30, 1999. The reduction in operating expenses for the six months just ended is a result of the efforts the Company has undertaken to reduce cash outflows in non-revenue producing areas and the reduction in workforce to the minimum possible level.

Interest Expense. Interest expense for the six months ended June 30, 2000 was $29,757, compared to $24,739 for the same period in the preceding year, which is primarily attributed to the line-of-credit obtained from a related party. At June 30, 2000, the Company issued 6,235,402 shares in satisfaction of the principal and interest on the line-of-credit as part of the Agreement of Merger described above.

Other Income and Expense. Other income for the six months ended June 30, 2000 was $22,205. Other income for the six months ended June 30, 1999 was $32,499, of which, substantially all was represented by the balance of the income derived from the one-year consulting agreement with ROP. As a result of the Agreement of Merger, the Company recognized a one-time impairment of goodwill expense of $379,981 (see Note 7 to the Financial Statements). Total other expense for the current six month period was $387,533 compared to other income of $7,875 for the prior period.

Extraordinary Item. The Company had no extraordinary items of income or expense during the six month period ended June 30, 1998. During the six months ended June 30, 1999 the Company recognized income from the forgiveness of $374,528 in debt by certain creditors of the Company. See Note 8 to the Financial Statements.

For the six months ended June 30, 2000, the Company had a net comprehensive loss of $880,356 and basic loss per share was $0.02. Including the extraordinary item the Company had net comprehensive loss of $85,183 for the six months ended June 30, 1999, and basic loss per share for the period was $0.00.

Liquidity and Capital Resources
-------------------------------
Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company. In the six month period ended June 30, 2000, the Company raised a total of $550,480 through the sale of common stock and the exercise of outstanding options. See PART II, ITEM 2, CHANGES IN SECURITIES.

The Company had a working capital deficit of $337,760. Cash used in operations for the six month period was $(524,487)and was derived primarily from cash received from the sale of shares. The Company's balance sheet reflects cash and cash equivalents of $-0-, and a bank overdraft liability of $2,485, as a net result of the consolidation of the Company's balance sheet with the accounts of ROP North America, Inc., which took into account checks entered into the general ledger but not yet mailed to vendors at period end.

Because the Company has an accumulated deficit of $(23,685,361), has a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1999 contained a going concern modification as to the ability of the Company to continue. During fiscal 1998, the Company began to effect measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. The Company is aware of its ongoing cash requirements and has implemented a cash flow plan, including continued reduction in its general and administrative expenses. Subsequent to the period end, the Company obtained a commitment from John P. Crowe to establish an additional credit line up to $125,000, secured against EPC's equipment. Management intends to rely on additional equity financing if required to sustain operations until revenues are adequate to cover costs, either through the exercise of outstanding options and warrants, or the sale of additional equity securities. The Company has filed an S-1 Registration Statement to register on behalf of certain shareholders, including John P. Crowe (collectively, the "Selling Shareholders") shares and shares issuable on the exercise of warrants sold to such individuals during the period from November 1999 through June 2000. The Registration Statement is not yet effective. It is possible the Company could receive proceeds from exercise of the warrants. However, the Company has not received any commitments from the Selling Shareholders, nor has it begun any exploration of the possible sale of additional securities.

At June 30, 2000, the Company has recorded $305,360 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. A settlement has been reached with the state of New Mexico for the sales tax owed and the Company is current with the settlement arrangements as of June 30, 2000. During the year ended December 31, 1999 the Company extended a preliminary settlement offer to the IRS on Form 433. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the preliminary settlement offer are based on the trustee portion (the amount the Company withheld from its Employees' W-2 wages) of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties"). The trustee portion due is approximately $90,000 and will require the Company to make installment payments to the IRS of approximately $5,000 per month over 24 months. Upon payment in full of the settled amount the IRS will provide the Company and any Responsible Parties with a full release from liability. Should the Company fail to maintain the monthly payments to the IRS, the IRS will have the right to collect from the individual Responsible Parties as well as the Company.

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

The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment of such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At June 30, 1999, the Company has recorded total contingent liabilities of $582,336, the same as at December 31, 1999.

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at June 30, 2000 and December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

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

                      ITEM 2.  CHANGES IN SECURITIES

During the six month period ended June 30, 2000, the Company issued 2,400,000 Units for cash at $0.0675 per Unit, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at prices ranging from $0.07 per share to $0.19 per share.

During the six month period ended June 30, 2000, the Company issued an additional 2,700,000 Units for cash at $0.10 per Unit, each Unit consisting of one share of common stock and two warrants to purchase one share of common stock at prices ranging from $0.25 to $1.00 per share.

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

During the six month period ended June 30, 2000, the Company issued a total of 484,000 shares through the exercise of previously issued options at a price of $0.22 per share, and 75,000 shares through the exercise of previously issued options at a price of $0.16 per share.

On June 30, 2000, the Company issued shares and options to JFJ Ecosystems, LLC ("JFJ"), the Company's joint venture partner, pursuant to an Agreement of Merger. JFJ received a total of 17,107,408 shares of the Company's Common Stock, plus an option to acquire an additional 2,261,334 shares of Common Stock at an exercise price of $0.09 per share, the five day trailing average of the Company's stock prior to the Effective Date.

In exchange for the shares and options:

 1. The Company received all of JFJ's interest in the JV, and the resulting wholly-owned subsidiary was merged into the Company;

 2. JFJ converted its loan of $750,000 and accrued interest (advanced to the Company in connection with the Rights Agreement); and

 3. JFJ converted an additional $57,695 in principal and interest loaned to the JV.

The Agreement of Merger also provided for the issuance of 1,592,522 shares to John P. Crowe, an affiliate of the Company and a principal of JFJ, in settlement of a total of $191,550 in principal and interest loaned to the JV.

Prior to the Agreement of Merger, the Company had 45,900,683 shares issued and outstanding. Following the Effective Date the Company had 64,600,613 shares issued and outstanding. The essential provisions of the transaction were approved by the Company's shareholders at a Special Meeting of Shareholders called for that purpose on April 19, 1999. Details of the Rights Agreement and the provisions under which JFJ exercised its Sale Rights are included in the Company's annual report on Form 10KSB for the period ended December 31, 1999, filed with the Securities and Exchange Commission on April 12, 2000.

The complete Agreement of Merger, which details the share and option issuances outlined above, is included as an Exhibit to the Current Report on Form 8-K, filed with the Commission on July 14, 2000.

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


                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule


(b)     Reports on Form 8-K.
        --------------------

     Current Report on Form 8-K, filed with the Commission on July 14, 2000.

     Amendment to the Form 8-K, filed with the Commission on July 25, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: August 14, 2000                By/S/Tom Jarnagin, President and
                                       Director