Form 10QSB
period 2000-09-30
INDUSTRIAL ECOSYSTEMS INC
filed 2000-11-20
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2000

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

(1)  Yes X    No     (2) Yes  X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           66,600,613
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2000

                        PART I FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

                  INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                             FINANCIAL STATEMENTS
                                 (UNAUDITED)


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

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet
                                   ASSETS
                                   ------
                                               September 30,   December 31,
                                                    2000           1999
                                                ------------   ------------
CURRENT ASSETS                                   (Unaudited)
   Cash and cash equivalents                    $     75,113   $     44,277
   Restricted cash (Note 1)                           41,473         43,306
   Accounts receivable (Note 1)                       20,453          9,902
   Prepaid expenses                                     -             7,500
                                                ------------   ------------
     Total Current Assets                            137,039        104,985
                                                ------------   ------------
PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)         974,279        191,884
                                                ------------   ------------
     TOTAL ASSETS                               $  1,111,318   $    296,869
                                                ============   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------
CURRENT LIABILITIES
   Accounts payable                             $    115,550   $     85,680
   Accrued expenses (Note 4)                         295,736        326,346
   Note payable, related party (Noted 6)             112,000        750,000
   Notes payable, current portion (Note 5)            47,050         49,458
                                                ------------   ------------
     Total Current Liabilities                       570,336      1,211,484
                                                ------------   ------------
LONG-TERM DEBT
   Notes payable (Note 5)                            103,683        108,266
                                                ------------   ------------
   Total Long-Term Debt                              103,683        108,266
                                                ------------   ------------
   Total Liabilities                                 674,019      1,319,750
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)               582,336        582,336
                                                ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock; 100,000,000 shares authorized
    of $0.001 par value, 66,600,613 and
    40,241,683 shares issued and outstanding,
    respectively                                      66,601         40,242
   Additional paid-in capital                     23,443,383     21,136,268
   Other comprehensive income                         43,528         26,760
   Accumulated deficit                           (23,698,549)   (22,808,487)
                                                ------------   ------------
     Total Stockholders' Equity (Deficit)           (145,037)    (1,605,217)
                                                ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                          $  1,111,318   $    296,896
                                                ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                               (Unaudited)

                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30,
                                                      2000         1999         2000        1999
                                                   ----------   ----------   ----------   ----------
REVENUES
   Net sales                                       $   64,595   $   83,314   $  198,535   $  418,206
   Direct costs                                        90,545      110,828      240,652      322,935
                                                   ----------   ----------   ----------   ----------
     Gross Profit                                     (25,950)     (27,514)     (42,117)      95,271
                                                   ----------   ----------   ----------   ----------
EXPENSES
   General and administrative                         205,220      230,622      651,265      778,134
   Depreciation and amortization                       37,510       24,865       64,639       74,393
                                                   ----------   ----------   ----------   ----------
     Total Expenses                                   242,730      255,487      715,904      852,527
                                                   ----------   ----------   ----------   ----------
     Loss From Operations                            (268,680)    (283,001)    (758,021)    (757,256)
                                                   ----------   ----------   ----------   ----------
OTHER INCOME (EXPENSE)
   Other income                                          -           5,358       22,205       37,857
   Interest income                                       -            -            -             115
   Loss on disposition of assets                      (42,835)        -         (42,835)        -
   Impairment of goodwill (Note 7)                       -            -         (61,485)        -
   Interest expense                                   (20,169)     (11,250)     (49,926)     (35,989)
                                                   ----------   ----------   ----------   ----------
     Total Other Income (Expense)                     (63,004)      (5,892)    (132,041)       1,983
                                                   ----------   ----------   ----------   ----------
NET LOSS BEFORE EXTRAORDINARY ITEMS                  (331,684)    (288,893)    (890,062)    (755,273)
                                                   ----------   ----------   ----------   ----------
EXTRAORDINARY ITEMS
 Debt forgiveness (Note 8)                               -            -            -         374,528
                                                   ----------    ----------   ----------  ----------
  Total Extraordinary Items                              -            -            -         374,528
                                                   ----------   ----------   ----------   ----------
NET LOSS                                           $ (331,684)  $ (288,893)  $ (890,062) $  (380,745)
                                                   ----------   ----------   ----------   ----------
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency adjustments                        20,250         (400)      16,768        6,269
                                                   ----------   ----------   ----------   ----------
NET COMPREHENSIVE LOSS                             $ (311,434)  $ (289,293)  $ (873,294) $  (374,476)
                                                   ==========   ==========   ==========   ==========
BASIC EARNINGS (LOSS) PER SHARE
 Before extraordinary items                        $    (0.01)  $    (0.01)  $    (0.02)  $    (0.02)
 Extraordinary items                                      -           0.00          -           0.03
                                                   ----------   ----------   ----------   ----------

 BASIC EARNINGS (LOSS) PER SHARE                   $    (0.01)  $    (0.01)  $    (0.02)  $     0.01
                                                   ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                         Additional       Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital        Income        Deficit
                              -----------   --------   ------------   -----------   ------------

Balance, December 31, 1998      33,018,931   $ 33,019   $ 20,589,741   $    38,419  $(21,993,889)

Common stock issued for cash
 at an average price of $0.10
 per share                      2,500,000      2,500        247,500          -              -

Common stock issued for cash
 at $0.0675 per share           4,500,000      4,500        299,250          -              -

Common stock issued in
 conversion of Class A-special
 shares of subsidiary (Note 9)    222,752        223           (223)         -              -

Currency translation adjustment      -          -              -          (11,659)          -

Net loss for the year ended
 December 31, 1999                   -          -              -             -          (814,598)
                              -----------   --------   ------------   -----------   ------------
Balance, December 31, 1999     40,241,683     40,242     21,136,268        26,760    (22,808,487)

Common stock and warrants
 issued for cash at $0.0675
 per share                      2,400,000      2,400        159,600          -              -

Common stock and warrants
 issued for cash at $0.10
 per share                      1,800,000      1,800        178,200          -              -

Common stock issued through
 exercise of options at $0.22
 per share                        484,000        484        105,996          -              -

Common stock and warrants
 issued for cash at $0.10
 per share                        900,000        900         89,100          -              -

Common stock issued through
 exercise of options at $0.16
 per share                         75,000         75         11,925          -              -

Common stock issued in lieu of
 debt and acquisition of remaining
 50% of ROP North America, Inc.
(Note 7)(unaudited)            18,699,930     18,700      1,664,294          -              -

Common stock issued for cash
 at $0.05 per share (unaudited) 2,000,000      2,000         98,000          -              -

Currency translation adjustment
 (unaudited)                         -          -              -           16,268           -

Net loss for the nine months
 ended September 30, 2000
 (Unaudited)                         -          -              -             -          (890,062)
                              -----------   --------   ------------   -----------   ------------
Balance, September 30, 2000
 (Unaudited)                   66,600,613   $ 66,601   $ 23,443,383   $    43,528   $(23,698,549)
                              ===========   ========   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         For the Three           For the Nine
                                                         Months Ended            Months Ended
                                                         September 30,           September 30, 2000
                                                      2000         1999         2000        1999
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                          $ (331,684)  $ (288,893)  $ (890,062)  $ (380,745)
 Adjustments to reconcile net income to net
  cash (used) by operating activities:
   Depreciation and amortization                       37,510       24,865       64,639       74,393
   Debt forgiveness                                      -            -            -        (374,528)
   Impairment of goodwill                                -            -          61,485         -
   Loss on disposition of assets                       42,835         -          42,835         -
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable           1,598       29,038       11,241      (59,441)
   (Increase) decrease in deposits and prepaid
     expenses                                            -             (38)        -         (54,433)
   (Increase) decrease in restricted cash               1,527         -           1,833         -
   (Increase) decrease in prepaid services              8,333         -            -            -
   Increase (decrease) in accounts payable             48,620       14,033       10,782     (267,531)
   Increase (decrease) in unearned revenue               -            -            -         (21,666)
   Increase (decrease) in accrued expenses             (9,624)      15,914      (30,610)      32,375
   Increase (decrease) in bank overdraft               (2,485)        -            -            -
   Increase (decrease) in contingent liabilities         -          (3,641)        -         129,969
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Operating Activities          (203,370)    (208,722)    (727,857)    (921,607)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of fixed assets                                  34,000         -          34,000      (19,134)
 Purchase of fixed assets                                -            (303)     (30,796)        -
                                                   ----------   ----------   ----------   ----------
    Net Cash (Used) by Investing Activities            34,000         (303)       3,204      (19,134)
                                                   ----------   ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Common stock issued for cash                         100,000         -         650,480      250,000
 Additional capital contributed                          -            -            -            -
 Principle payments on notes payable                   (7,517)     (18,989)     (46,991)     750,000
 Cash received from notes payable                     152,000         -         152,000      (66,082)
                                                   ----------   ----------   ----------   ----------
  Net Cash Provided (Used)by Financing Activities     244,483      (18,989)     755,489      933,918
                                                   ----------   ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH                        75,113     (228,014)      30,836       (6,823)

CASH, BEGINNING OF PERIOD                                -         274,412       44,277       53,221
                                                   ----------   ----------   ----------   ----------
CASH, END OF PERIOD                                $   75,113   $   46,398   $   75,113   $   46,398
                                                   ==========   ==========   ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                          $    6,745   $     -      $   36,502   $   28,639
 Income taxes                                      $        -   $     -      $     -      $     -

NON-CASH FINANCING ACTIVITIES:
 Common stock issued in lieu of debt and in
 acquisition of the remaining 50% of ROP
 North America, Inc.                               $     -      $     -      $1,682,994   $     -


The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

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

On June 30, 2000, the Company acquired the remaining 50% interest in ROP North America, Inc. through a series of transactions by issuing 18,699,930 shares of its outstanding common stock valued at $1,682,994. This 50% interest was recorded as a purchase on June 30, 2000 (see Note 7). ROP North America, Inc. is a 100% owned subsidiary at June 30, 2000. Since the transaction was accounted for as a purchase at June 30,2000, the consolidated balance sheet includes the accounts of ROP North America, Inc., but the consolidated statement of operations for the nine months and three months ended September 30, 2000, only include the operations of the subsidiary for the three months ended September 30, 2000.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic Earnings (Loss) Per Share

The computations of basic earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and the IEI Canada Inc. class A-special shares, have not been included in the calculation as their effect is antidulutive for the periods presented.

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

g.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $41,473 and $43,306 as of September 30, 2000 and December 31, 1999, respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

h.  Accounts Receivable

Accounts receivable are considered to be fully collectible and no allowance for doubtful accounts has been recorded.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

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

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                September 30,   December 31,
                                                     2000           1999
                                                 ------------   ------------
                                                  (Unaudited)

     Furniture and fixtures                      $     27,931   $     26,853
     Machinery and equipment                        1,370,894        435,005
     Computers                                         14,875         14,875
     Vehicles                                          76,000         76,000
     Leasehold improvements                           110,025         11,671
     Building                                          49,807         14,905
     Land                                              31,561         31,561
                                                 ------------   ------------
                                                    1,681,093        610,870
     Accumulated depreciation                        (706,814)      (418,986)
                                                 ------------   ------------
     Net property and equipment                  $    974,279   $    191,884
                                                 ============   ============

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

NOTE 4 - ACCRUED EXPENSES

Accrued expenses as of September 30, 2000 and December 31, 1999 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms and has unfiled taxes for both the 1997 and 1998 tax years. A settlement has been reached with the State of New Mexico for sales tax owed and the Company is current with the settlement arrangements as of September 30, 2000. Reasonable interest and penalties have also been accrued as of September 30, 2000 and December 31, 1999.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

NOTE 5 -  NOTES PAYABLE

Notes payable consisted of the following:

                                              September 30,  December 31,
                                                   2000          1999
                                               -----------    ------------
                                               (Unaudited)
SBA note payable to a bank, interest at prime
 + 3% per annum, requires monthly payments
 of $1,860 plus interest, matures in December
 2005, secured by machinery, equipment and
 certificate of deposit.                       $   110,733    $    129,919

Note payable to a bank, interest at 6.75% per
 annum, principle and interest due December
 16, 2000, secured by a related party.              40,000            -

Note payable to a company, interest at 11.5%
 per annum, principle and interest of $5,002
 due monthly, matures in June 2000, secured
 by equipment.                                        -             27,805
                                               -----------    ------------
Total Notes Payable                                150,733         157,724
Less: Current Portion                              (47,050)        (49,458)
                                               -----------    ------------
Long-Term Notes Payable                        $   103,683    $    108,266
                                               ===========    ============

The aggregate principle maturities of notes payable are as follows:

              Year Ended
              December 31,                            Amount
              ------------                         ------------
                 2000                              $     47,050
                 2001                                    22,320
                 2002                                    22,320
                 2003                                    22,320
                 2004                                    22,320
                 2005 and thereafter                     14,403
                                                   ------------
                 Total                             $    150,733
                                                   ============

NOTE 6 -  NOTE PAYABLE - RELATED PARTY

During the year ended December 31, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit were authorized by an independent credit committee on a case-by-case basis. Amounts due on the line-of-credit at September 30, 2000 and December 31, 1999 was $-0- and $750,000, respectively. On June 30, 2000, the Company acquired the remaining interest in the joint venture and as part of the transaction, 6,235,402 shares were issued in lieu of the $750,000 (see
Note 7). During the three months ended September 30, 2000, the related party loaned the Company an additional $112,000 under a line of credit note with interest accruing of 12%. The amount is secured by a security agreement in certain fixed assets of the Company. The amount is payable on demand.

          INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

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

As part of the transaction, goodwill of $61,485 was recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary. For the nine months ended September 30, 2000, an impairment loss on goodwill of $61,485 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary.

ROP North America, Inc. was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through a liquid feed system. ROP North America, Inc. also raises approximately 15,000 hogs under contract. In addition, the hog farm is a beta-site for liquid feed products.

                  INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at September 30, 2000 and December 31, 1999 of $582,336 and $582,336, respectively. During the year ended December 31, 1999, $350,957 of contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness was recorded by the Company for the year ended December 31, 1999. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. This total amounts has been included in accounts payable as of September 30, 2000 and December 31, 1999. The Company has been making the required payments pursuant to the judgment and is current as of September 30, 2000.

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at September 30, 2000 and December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

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

          INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999

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

During the year ended December 31, 1999, the Company issued 222,752 shares of its outstanding common stock to convert a total of 283,841 of the class A-special shares. At September 30, 2000 and December 31, 1999, 40,549 class A-special shares remain outstanding that are convertible at the holders option into 31,822 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted in IEI shares.

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

On March 13, 1998, the Board of Directors agreed to issue options to various individuals who have provided and may continue to provide consulting and other services to the Company. Stock options for a total of 4,131,000 (post-split) shares of common stock were granted at an exercise price of $0.225 per share. At the time the options were granted, the exercise price was equal to, or greater than, the prior 10-day average trading price of the Company's shares. 591,000 of these options will expire if not exercised by March 13, 2003. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005. During the nine months ended September 30, 2000, a total of 484,000 of the options were exercised for $106,480.

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one of its Canadian subsidiaries. The exercise price for the options was determined by negotiations between the parties.

In April 1999, the Company issued 720,000 options exercisable at $0.16 per share and expiring on April 30, 2004. In June 1999, the Company issued an additional 400,000 options exercisable at $0.20 per share and expiring on June 3, 2004. In July 1999, the Company issued an additional 100,000 options exercisable at $0.21 per share and expiring on July 28, 2004. In December 1999, the Company issued an additional 80,000 options exercisable at $0.06 per share and expiring on December 1, 2004. The 720,000 options, the 400,000 options, the 100,000 options and the 80,000 options were issued pursuant to the Company's 1999 Stock Option and Award Plan and the exercise price of the respective options is equal to or greater than the prior 10-day average trading price of the Company's shares. During the nine months ended September 30, 2000, 75,000 options were exercised at $0.16 per share for $12,000, and 200,000 options were granted exercisable at $0.055 per share.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                September 30, 2000 and December 31, 1999


NOTE 10 -STOCK OPTIONS AND WARRANTS (Continued)

On June 30, 2000, pursuant to the acquisition agreement with JFJ Ecosystems, Inc., the Company issued 2,261,334 options to JFJ exercisable at $0.09 per share and expiring on June 30, 2005 (see Note 7). The exercise price of the options is equal to or greater than the prior 10-day average trading price of the Company's shares.

As of September 30, 2000 and December 31, 1999, an aggregate of 7,525,001 and 5,822,667 options to purchase common shares were outstanding, respectively, with exercise prices ranging from $0.06 to $1.00 per share. At the time the options were granted, the exercise price was equal to or greater than the prior 10-day average trading price of the Company's shares.

Pursuant to a certain stock issuance for cash during the year ended December 31, 1999, the Company issued a total of 4,500,000 warrants to a related party to purchase shares of common stock. The warrants are exercisable in blocks at prices ranging from $0.07 to $0.19 per share and expire on November 3, 2000.

Pursuant to certain stock issuances for cash during the nine months ended September 30, 2000, the Company issued a total of 6,150,000 warrants to purchase shares of common stock. The warrants are exercisable in blocks at prices ranging from $0.07 to $1.00 per share.

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

The complete Agreement of Merger, which details the share and option issuances outlined above, is included as an Exhibit to the Current Report on Form 8-K, filed with the Commission on July 14, 2000. The financial statements for the acquired business and the pro forma financial statements for the consolidated entity are included as Exhibits to Amendment 2 to the Current Report on Form 8-K, filed with the Commission on October 10, 2000.

Results of Operations
---------------------
General
-------
The Company's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, the Company has pursued the development of ROP North America, LLC ("ROP"), through the Company's wholly owned Canadian subsidiary, IEI Canada which held a 50% interest in ROP. At June 30, 2000, the Company acquired all of IEI Canada's interest in ROP, and the remaining 50% interest in ROP, and effected a merger of ROP into the Company. Since the transaction was accounted for as a purchase at June 30,2000, the consolidated balance sheet includes the accounts of ROP North America, Inc., but the consolidated statement of operations for the nine months and three months ended September 30, 2000, only include the operations of the subsidiary for the three months ended September 30, 2000.

For the nine months ended September 30, 2000, the functional currency for the Company's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the nine month period ended September 30, 2000, the Company had a gain of $16,909 as a result of foreign currency translation adjustment.

Three and Nine Month Periods ended September 30, 2000 compared to September 30, 1999
---------------------------------------------------------------------------
Revenues during the three and nine month period ended September 30, 2000 were $64,595 and $198,535, respectively, with direct costs of $90,545 and $240,652 or approximately 140% and 121%, respectively, of revenues. Total revenues for the three and nine month periods ended September 30, 1999 were $83,314 and $418,206, respectively, with direct costs of $110,828 and 322,935, or approximately 133% and 77%, respectively, of revenues. The significant decrease in revenues for the periods ended September 30, 2000 compared to same periods in the preceding year is primarily attributable to the fact that remediation revenues from Amoco, EPC's principal customer, dropped substantially.

During 1999, Amoco merged with British Petroleum (now "BP-Amoco"), and has since been undergoing a review of all of its operations, including those in the Farmington, New Mexico area. As a result of BP-Amoco's review, much of EPC's anticipated bioremediation work during the current period has been delayed or canceled. The cost of EPC's bioremediation work for BP-Amoco has generally been allocated between routine site maintenance and emergency clean-up. In the past, substantially all of the Company's revenues have been derived from bioremediation work performed for BP-Amoco. During the fiscal year 1999 and continuing through the current period bioremediation revenues from BP-Amoco have significantly decreased. Management of the Company hoped that this trend would reverse prior to September 30, 2000, but has not received any assurances or commitments from BP-Amoco to date.

The Company's relationship with BP-Amoco provides for the Company to provide bioremediation work for BP-Amoco sites in Colorado and New Mexico on an as needed basis. There is no specific time limit, guaranteed dollar amount of work, or term for the agreement. The Company has started work on some BP-Amoco Colorado projects, but there is no guarantee that the Company's BP-Amoco revenues will continue or increase, and the Company cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing BP-Amoco remediation operations. BP-Amoco has told management that they have a 5 year plan for remediation in New Mexico and a 3 year plan for Colorado, but has made no commitments to the Company on specific amounts of work in either state.

In addition to the overall decrease in revenues during the current period, the Company performed a greater number of general roustabout jobs, including some jobs for Public Service Company of New Mexico, with lower revenues and higher direct costs as opposed to remediation jobs with higher revenue and lower direct costs. The substantial increase in direct costs for the nine month periods ended September 30, 2000 as a percent of sales compared to the same periods in the preceding year is attributable to both the increase in jobs with higher direct costs and the need to maintain a minimum workforce and operation in spite of lower overall revenues.

In an attempt to expand its revenue base for fiscal year 2000, the Company has conducted a bioremediation demonstration for the Department of Defense at the U.S. Navy's Pt. Molate Fuel Depot in Richmond, California. The final evaluations have deemed the remediation to be a success, and management hopes that the Company's technology and process could become, given certain site characteristics, the preferred method for reducing hydrocarbon contamination in soil. However, the demonstration was concluded some time ago and to date the Company has not signed or been promised any contracts as a result of the successful demonstration.

Corporate Expense. For the three and nine months ended September 30, 2000 total operating expenses were $242,730 and $715,904, respectively, consisting of general and administrative expenses of $205,220 and $651,265 and depreciation and amortization expenses of $37,510 and 64,639, resulting in a loss from operations of $268,680 and $758,021, respectively. For the three and nine months ended September 30, 1999, total operating expenses were $255,487 and 852,527, respectively, consisting of general and administrative expenses of $230,622 and $778,134 and depreciation and amortization expenses of $24,865 and $74,393, resulting in a loss from operations of $283,001 and $757,256, respectively. The operating expenses for the three and nine months ended September 30, 2000 are roughly equivalent to the Company's operating expenses incurred for the three and nine months ended September 30, 1999. The level of operating expenses reflects the efforts the Company has undertaken to reduce cash outflows in non-revenue producing areas and the reduction in workforce to the minimum possible level. Management does not anticipate that operating costs can be reduced further while still maintaining viable operations. If additional revenue producing contracts are obtained, operating costs may increase due to the needs for additional workforce.

Interest Expense. Interest expense for the three and nine months ended September 30, 2000 was $20,169 and $49,926, respectively, compared to $11,250 and $35,989 for the same periods in the preceding year, which is primarily attributed to the line-of-credit obtained from a related party. At June 30, 2000, the Company issued 6,235,402 shares in satisfaction of the principal and interest on the line-of-credit as part of the Agreement of Merger described above.

Other Income and Expense. Including interest expense, other expense for the three and nine months ended September 30, 2000 totaled $63,004 and $132,041, including loss on disposition of assets and impairment of goodwill relating to the merger with ROP. Other income and expense for the three and nine months ended September 30, 1999 totaled a loss of $5,892 for the three month period and a gain of $1,983 for the nine month period.

Extraordinary Item. The Company had no extraordinary items of income or expense during the nine month period ended September 30, 2000. During the nine months ended September 30, 1999 the Company recognized income from the forgiveness of $374,528 in debt by certain creditors of the Company. See Note 8 to the Financial Statements.

For the three and nine months ended September 30, 2000, the Company had a net comprehensive loss of $311,434 and $873,294 and basic loss per share was $0.01 and $0.02, respectively. Including the extraordinary item the Company had net comprehensive loss of $289,293 and $374,476 for the three and nine months ended September 30, 1999, and basic loss per share for the three month period was $0.01, while the nine month period showed an gain of $0.01.

Liquidity and Capital Resources
-------------------------------
Historically, the issuance of common stock has been utilized by the Company for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of the Company. In the nine month period ended June 30, 2000, the Company raised a total of $650,480 through the sale of common stock and the exercise of outstanding options. See PART II, ITEM 2, CHANGES IN SECURITIES.

The Company had a working capital deficit of $433,297. Cash used in operations for the nine month period was $727,857 and was derived primarily from cash received from the sale of shares, the sale of fixed assets, and proceeds from notes payable. Net cash from investing activities was $34,000 and net cash from financing activities was 755,489. The Company's balance sheet shows cash and cash equivalents of $75,113 at September 30,2000.

Because the Company had an accumulated deficit of $22,808,487 at December 31, 1999, a working capital deficit and limited internal financial resources, the report of the Company's auditor at December 31, 1999 contained a going concern modification as to the ability of the Company to continue. Management intends to rely on additional equity financing if required to sustain operations until revenues are adequate to cover costs, either through the exercise of outstanding options and warrants, or the sale of additional equity securities. The Company has filed an S-1 Registration Statement to register on behalf of certain shareholders, including John P. Crowe (collectively, the "Selling Shareholders") shares and shares issuable on the exercise of warrants sold to such individuals during the period from November 1999 through June 2000. The Registration Statement was effective on September 18, 2000. It is possible the Company could receive proceeds from exercise of the warrants. However, the Company has not received any commitments from the Selling Shareholders.

The Company has signed agreements with a number of sales consultants who are actively seeking opportunities to market the Company's products and services. However, at September 30, 2000, no firm commitments or contracts for remediation work have been signed and management cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At September 30, 2000, the Company has recorded $295,736 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings. A settlement has been reached with the state of New Mexico for the sales tax owed and the Company is current with the settlement arrangements as of September 30, 2000.

During the year ended December 31, 1999 the Company extended a preliminary settlement offer to the IRS on Form 433. The settlement offer to the IRS was based on the Company's anticipated need to raise additional working capital without exposing such capital to potential seizure by the IRS. The terms of the Company's preliminary settlement offer were based on the trustee portion (the amount the Company withheld from its Employees' W-2 wages) of tax due and contingent on the IRS finalizing its examination confirming the financial condition of the Company and the financial condition of those officers and directors of the Company during the time that the tax liability arose (the "Responsible Parties").

The Company has received an informal response from the IRS offering two possible settlement options. The options are for the Company to pay a lump sum of $82,812 within approximately 30 days after receipt of the official settlement notice letter, or to pay $104,781 over a 23 month period upon payment terms to be determined. The Company is waiting until receipt of the official notice to decide on the best course of action.

The Company has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by the Company although the Company has issued shares of its common stock to such individuals as payment of such debts or because the Company is uncertain as the whether the creditors are holding the Company responsible to certain debts incurred by former officers and directors of the Company. At September 30, 2000, the Company has recorded total contingent liabilities of $582,336, the same as at December 31, 1999.

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  LEGAL PROCEEDINGS

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. This total amount has been included in accounts payable as of at September 30, 2000 and December 31, 1999. The Company has been making the required payments pursuant to the judgment and is current as of September 30, 2000.

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $582,336 at September 30, 2000 and December 31, 1999). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt.

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

                      ITEM 2.  CHANGES IN SECURITIES

During the three month period ended September 30, 2000, the Company issued shares 2,000,000 to an affiliate at a price of $0.05 per share, for cash proceeds of $100,000.

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


                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

     Exhibit 27.  Financial Data Schedule


(b)     Reports on Form 8-K.
        --------------------

Amendment 2 to the Current Report on Form 8-K, dated June 30, 2000, filed with the Commission on October 10, 2000.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: November 17, 2000              By/S/Tom Jarnagin, President and
                                       Director