Form 10KSB
period 2000-12-31
INDUSTRIAL ECOSYSTEMS INC
filed 2001-04-02
CIK 930764

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2000
                                     -----------------
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

  State issuer's revenues for its most recent fiscal year:  $296,935

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average bid and asked prices of the common stock at March 13, 2001, of $0.0312 per share, the market value of shares held by nonaffiliates would be $1,382,444.

  As of March 13, 2001, the Registrant had 73,208,947 shares of common stock issued and outstanding.

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

Business in General
-------------------
Industrial Ecosystems, Inc. ("IEI") was incorporated in the state of Utah in July 1993 under the name Agri World Development Corp. In January 1994, the name was changed to Industrial Ecosystems, Inc. In March 1994, IEI acquired 100% of the equity securities of Environmental Protection Company, a New Mexico corporation ("EPC") in exchange for shares of IEI's common stock.
Until the acquisition of EPC, IEI had no operating activities. Also, the exchange of IEI's common stock for the common stock of EPC resulted in the former stockholders of EPC obtaining control of IEI. Accordingly, EPC became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of EPC with no adjustment to the basis of EPC's assets acquired or liabilities assumed. For legal purposes, IEI was the surviving entity. EPC is in the excavation and bioremediation business and operates principally in the Farmington, New Mexico area.

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

In June 1998, IEI incorporated two wholly-owned Canadian subsidiaries, 1297833 Ontario Ltd. and 1303873 Ontario, Ltd. IEI anticipated that these subsidiaries would enable it to carry out certain proposed remediation and waste processing operations which never materialized. Management believed that development loans for these operations might be available only to Canadian corporations. IEI is now in the process of assessing the merits of maintaining or closing these subsidiaries which have never had any business operations.

On June 30, 2000, IEI signed an Agreement of Merger with ROP Merger Corp., a Missouri corporation, in order to accomplish the transactions contemplated in a Rights Agreement dated December 31, 1998, wherein JFJ Ecosystems, LLC ("JFJ"), IEI's joint venture partner, had the right on or prior to December 31, 2000 to sell its 50% membership interest in the joint venture, ROP North America, LLC (the "JV") to IEI through a share exchange, wherein IEI would issue to JFJ shares of IEI's restricted common stock in exchange for JFJ's membership interest in the JV (the "Sale Rights"). In consideration for JFJ exercising its Sale Rights, JFJ received a total of 17,107,408 shares of IEI's common stock, plus an option to acquire an additional 2,261,334 shares of common stock at an exercise price of $0.09 per share. In connection with the above transaction, IEI issued to John Crowe 1,592,522 shares of common stock for cancellation of debt of $191,550 owed to John Crowe by the JV.

Summary of Business Operations
------------------------------
Environmental Protection Company
--------------------------------
As indicated above, IEI operates a wholly owned subsidiary, EPC, which, among other things, utilizes a unique bioremediation process to reclaim contaminated soil. A majority of IEI's excavating and soil remediation jobs are done on sites owned and operated by BP-Amoco, in and around Durango, Colorado and the Farmington, New Mexico area. At the customers' direction, the contaminated soil is excavated and transported from the BP-Amoco site to a ten acre parcel of land located five miles from Farmington, New Mexico or to the Durango site. The Farmington parcel which is owned and operated by EPC is permitted to receive and bio-convert hydrocarbon impacted soils. The Durango site is owned by BP-Amoco and operated by EPC. EPC's agreement with BP-Amoco allows for the bioremediation of only BP-Amoco soil on the EPC parcel. In 2000, approximately 2% of the BP-Amoco remediation jobs were performed on site by treatment of contaminated soil.

EPC engages in soil remediation of hydrocarbon spills using proprietary microbial remediation technology and process methodology. The EPC process involves the use of a matrix of bacteria. These bacteria are acquired from a number of different media which are controlled by EPC. These bacteria, along with certain enzymes which are produced by the bacteria, aid in the remediation of the contaminated soil. When soils are treated using the bioconversion process, enzymatic metabolism of the hydrocarbons can begin immediately. The bioconversion process causes the breakdown and emulsification of hydrocarbon at the hydrocarbon/aqueous interface. Once the hydrocarbons are emulsified, they are readily accessible to the large number of naturally occurring bacteria present in the biopreparation. Bacterial enzymes bind to the hydrocarbons forming enzyme-substrate complexes which subsequently serve to breakdown the hydrocarbons. The biopreparation itself is believed to be non-toxic.

Customers
---------
EPC's chief revenue source has been and continues to be its work for BP-Amoco. During fiscal year 2000, 100% of EPC's revenues were derived from BP-Amoco.
At December 31, 2000, IEI had no significant revenues from sources other than BP-Amoco's New Mexico or Durango sites, but IEI intends to continue its efforts to expand its customer and revenue base. However, EPC and IEI are highly dependent on BP-Amoco as a customer. Even though BP-Amoco has provided EPC with business over the years, BP-Amoco is under no obligation to continue as such in the future. There can be no assurance that EPC's business with BP-Amoco will continue as it has in the past. Subsequent to the end of the fiscal year 2000 and prior to this report filing, revenues from BP-Amoco remediation work have increased compared to the prior reporting period. Management is confident that the increase will continue over the next twelve months.

Outside of New Mexico and Colorado, IEI has had little success to date marketing its bioremediation service. IEI has conducted a successful demonstration of its bioremediation technology for the U.S. Navy at the Pt. Molate naval fuel depot in Richmond, California. As a result, IEI hopes that demand for its bioremediation technology will increase. In order to enjoy the possible benefit associated therewith, IEI plans to license its bioremediation technology to contractors that may be better positioned to garner contracts than IEI.

In an effort to increase IEI's revenues IEI has entered into independent sales representative agreements with third parties to market IEI's products and services. IEI is in the process of negotiating other similar agreements. To date, no sales or service contracts have been brought to IEI through such independent representatives.

IEI may look to form a strategic alliance or business combination with an operating company in a similar or substantially related industry. IEI intends to utilize various sources in its search for potential relationships, including its officers and directors, venture capitalists, and others who may present management with unsolicited proposals. To date, IEI has not engaged or entered into any discussions, negotiations, agreements or understandings regarding any potential alliances or business combinations, nor has management engaged any consultants to specifically assist IEI for such purposes.

Raw Materials and Suppliers
---------------------------
All of the raw materials needed for EPC's bioremediation work are available from a wide variety of local suppliers. Raw materials are obtained on an as-needed basis and IEI does not anticipate any problems with obtaining all necessary materials in the future.

Research and Development
------------------------
In the past two fiscal years, EPC has not spent any significant sums on research and development, because its bioremediation process has not required any substantial changes. Therefore, there have been no research and development costs to pass on to customers.

Competition
-----------
Traditional hydrocarbon spill remediation methods have been based on conventional civil engineering techniques such as thermal adsorption and excavation and removal to landfill. These methods can be expensive because of energy costs and the cost of transporting large volumes of material. The excavation and disposal methods are under increasing regulatory scrutiny as landfill standards are tightened and disposal costs rise. These traditional methods are being replaced by newer methods which use a variety of physical, biological and chemical methods to either immobilize or destroy contaminants.

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

EPC's technology has only been utilized for the bioremediation of hydrocarbon contamination and management does not know if it is appropriate or effective for multiple contaminants. Direct competition in the limited area of hydrocarbon contamination is primarily from landfill and land-spreading operations permitted to handle soils contaminated with hydrocarbons. Because EPC has access only to IEI's existing remediation site for BP-Amoco soil, it cannot remediate contaminated soil from any other customers if the soil must be physically removed immediately from the customers' sites for health and/or safety reasons, such as proximity to residential housing. Certain of the PSCNM sites fall into this category, for instance, so that EPC becomes essentially a waste hauler transporting contaminated soil to third party landfill and land-spreading operations.

In essence, IEI's lack of an open site for remediation of contaminated soils puts it at a competitive disadvantage with landfill and land-spreading operations which can accept contaminated soils from any potential customer. EPC's remediation opportunities are, therefore, limited to those customers for whom EPC can perform on-site work. IEI is in the process of assessing whether this disadvantage merits the acquisition of another remediation site.

Government Regulation
---------------------
Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. IEI's bioremediation operations may be subject to these evolving laws and the implementing regulations. IEI believes, however, that the requirements of these laws may ultimately contribute, in a number of respects, to the demand for its services. The United States environmental laws which IEI believes are or may be, applicable to EPC's bioremediation operations include the Resource Conservation and Recovery Act ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), the Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), the Clean Air Act of 1970, as amended (the "Clean Air Act"), Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").

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

EPC's remediation work to date has only been performed on sites permitted through either BP-Amoco or PSCNM. IEI has, therefore, not been subject to any specific regulations other than the New Mexico and Colorado State Contractor's License and the Federal Heavy Highway Usage permits for its hauling work, and the OSHA Hazardous Materials regulations which require the training of employees addressed below. Therefore, there have been no significant costs or effects of compliance with regulations on IEI's remediation business.

If IEI decides to acquire its own remediation site, it will be required to obtain permits and meet federal and state environmental compliance standards. The costs of obtaining permits and complying with such standards could be significant and might have a material adverse effect on the viability of expanded remediation operations.

Employees
---------
As of March 20, 2001, EPC had 4 full-time employees, all of whom are employees-at-will. EPC hires additional part-time employees on an as-needed basis. All employees receive special training in the handling of contaminated materials related to the EPC's bioremediation process.

As of March 20, 2001, IEI had 3 full-time employees in its executive office, all of whom are employees-at-will.

IEI Canada has no employees.  ROP has no employees.

ROP North America, Inc.
-----------------------
As indicated above, IEI operates a wholly owned subsidiary, ROP North America, Inc.("ROP"), has the equipment to operate a blending/processing plant in Amherstburg, Ontario, Canada to convert organic by-products from commercial food processors, such as potato and corn by-products, and certain organic material from other commercial, industrial and institutional sources, such as the syrup from ethanol production, into a livestock feed ingredient.

The potential benefits of the blending/processing plant include the diversion of waste from landfills and the reduction of the use of other environmentally unsuitable disposal methods. The availability of such waste processing offers reduced disposal costs to food processors and other waste generators.
However, due to historically low prices for feed grain, management has determined that the blending/processing plant is not economically viable in the near future.

ROP currently has leased the facility in Amherstburg Ontario in which approximately 15,000 pigs per cycle (up to 3 cycles per year) are raised for a local pig producer. Once the pigs have reached the specified weight, the pigs are picked up by the producer and replaced by new piglets. Management is currently reassessing the best strategy for ROP's business. However, ROP is and has been operating at a loss and management has placed the assets on the market for potential sale.

                      ITEM 2. DESCRIPTION OF PROPERTIES

Executive office
----------------
IEI's principal executive office is located in Bloomfield, New Mexico, in a building owned by EPC. The building is a wood-framed mobile building of approximately 660 square feet. The building is located at 2040 West Broadway, Bloomfield, New Mexico, on land leased at a rate of $300 per month. The lease is on a month to month basis.

EPC owns a ten acre parcel of land five miles from Farmington, New Mexico, which it uses to receive and bioconvert hydrocarbon impacted soils, based on a joint permit with BP-Amoco. The site is fenced and configured to safely handle storm runoff.

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


                            ITEM 3. LEGAL PROCEEDINGS

IEI was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against IEI was filed in July 1997. IEI contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering IEI to pay a total of $31,991 plus attorney fees of approximately $12,000. IEI has been making the required payments pursuant to the judgment. The remaining balance owed at December 31, 2000 was $7,792 which is included in IEI's accounts payable. The amount was paid in full subsequent to December 31, 2000.

IEI is also involved in litigation with Middlemarch Farms, Ltd. (Middlemarch), a Canadian company, whereby Middlemarch is claiming a security interest in certain property transferred to the joint venture during March 1998. Middlemarch is claiming that there is an outstanding balance due of $230,300 plus interest. The property subject to the security interest is comprised of the some of the assets and liabilities which were transferred to the joint venture in March 1998.

IEI claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, IEI may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, IEI has included the full amount as a contingent liability at December 31, 2000.

On March 17, 1999, IEI received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which IEI engaged in discussions about a possible acquisition during 1994.
IEI claims that negotiations were never consummated, and no contract was ever signed. On August 6, 1999, IEI's Canadian counsel was served with a statement of Claim filed in the Superior Court of Justice in Windsor Ontario on August 4, 1999, by Diamond Measure, Inc. and Ronald McGuire, against IEI. The claim is for a total of $1.5 million dollars Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc., and $500,000 to Ronald McGuire. IEI claims no agreement was ever reached and no written contract was signed. IEI believes that the action is without merit.

On November 13, 2000, a complaint was filed against IEI by the Worthington Company and Paul Parshall in the Franklin County Common Pleas Court in Columbus, Ohio alleging breach of contract in connection with a 1994 merger agreement, and asking damages of $22,500 plus court costs, attorney's fees and interest. IEI filed answer on December 26, 2000 disputing the claim and requesting dismissal. IEI has no basis for assessing the outcome of the litigation at this time.



        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of shareholders of IEI during the fourth quarter of the fiscal year ended December 31, 2000.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 13, 2000, IEI's common stock was quoted on the NASD's OTC Bulletin Board under the symbol "IECS".

The table below sets forth, for the respective periods indicated, the prices of IEI's common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2000      High Bid         Low Bid
-----------------------------------      --------         --------
First Quarter                            $0.45            $0.05
Second Quarter                           $0.37            $0.06
Third Quarter                            $0.13            $0.05
Fourth Quarter                           $0.15            $0.03

Fiscal Year Ended December 31, 1999      High Bid         Low Bid
-----------------------------------      --------         --------
First Quarter                            $0.20            $0.15
Second Quarter                           $0.28            $0.14
Third Quarter                            $0.26            $0.14
Fourth Quarter                           $0.19            $0.04

Fiscal Year Ended December 31, 1998      High Bid         Low Bid
-----------------------------------      --------         --------
First Quarter                            $0.31            $0.13
Second Quarter*                          $0.94            $0.19
Third Quarter                            $0.81            $0.31
Fourth Quarter                           $0.38            $0.13

*Effective March 31, 1998, IEI effected a 2-for-3 share reverse split of its issued and outstanding shares of common stock.

As of March 13, 2001 there were approximately 482 shareholders of record of IEI's common stock and the reported bid or asked prices for IEI's common stock was $0.03 and $0.03, respectively.

As of March 13, 2001, IEI has issued and outstanding 73,208,947 shares of common stock.

Dividend Policy
---------------
IEI has not declared or paid cash dividends or made distributions in the past, and IEI does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. IEI has not entered into any credit or other agreements that would restrict its ability to pay dividends, however, IEI currently intends to retain and reinvest future earnings, if any, to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of IEI or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about IEI and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
---------------------
General
-------
IEI's revenues are generated primarily by its business operations in the United States through EPC. Since March, 1998, IEI has pursued the development of ROP, which at December 31, 2000, was still in the stages of development. IEI's results of operations include the costs of its investment in ROP.

For fiscal years ended December 31, 2000 and 1999, the functional currency for IEI's foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Assets and liabilities have been translated at year end exchange rates and operating statement items are translated at average exchange rates prevailing during the year. For the fiscal years ended December 31, 2000 and 1999, IEI had foreign currency translation adjustment losses of $20,267 and $11,659, respectively.

Year ended December 31, 2000 compared to December 31, 1999
----------------------------------------------------------
During the year ended December 31, 2000, approximately 74% of IEI's revenues were from EPC and the remaining 26% of IEI's revenues were from ROP. Revenues for the year ended December 31, 2000 were $296,935 with direct costs of $295,192 or approximately 99.4% of revenues. Comparatively, during year ended December 31, 1999, revenues were $472,865 with direct costs of $405,100 or approximately 85.7% of revenues. The direct costs for the year ended December 31, 2000 as a percent of revenues was higher than the same period in the preceding year because, during 2000, EPC performed fewer total jobs with a greater number of general roustabout jobs with lower revenues and higher direct costs as opposed to remediation jobs with higher revenue and lower direct costs.

EPC's bioremediation work for BP-Amoco is allocated between routine site maintenance and emergency clean-up. In the past, substantially all of IEI's revenues have been derived from bioremediation work performed for BP-Amoco. Since the beginning of 1999, revenues from BP-Amoco have decreased. Management of IEI hopes this trend will reverse for fiscal year 2001. IEI's relationship with BP-Amoco provides for IEI to provide bioremediation work for BP-Amoco sites in Colorado and New Mexico on an as needed basis. There is no specific time limit, guaranteed dollar amount of work, or term for the agreement. In addition, there is no guarantee that IEI's revenues will continue and IEI cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the year ended December 31, 2000, total operating expenses were $1,367,313, including the direct costs of $295,192, general and administrative expenses of $952,703, bad debt expense of $9,548, and depreciation and amortization of $109,870, resulting in a loss from operations of $1,070,378. For the year ended December 31, 1999 total operating expenses were $1,591,933, consisting of direct costs of $405,100, general and administrative expenses of $1,089,270 and depreciation and amortization expenses of $97,563, resulting in a loss from operations of $1,119,068. The operating expenses for the year ended December 31, 2000, represent a reduction of $224,620 in operating expenses compared to IEI's operating expenses incurred for the year ended December 31, 1999. This reduction has helped to offset the reduction in revenues for the 2000 fiscal year as compared to the 1999 fiscal year. The reduction in operating expenses for the fiscal year just ended is a direct result of the efforts IEI has undertaken to reduce cash outflows in non-revenue producing areas. Management does not anticipate that operating costs can be reduced further while still maintaining viable operations. If additional revenue producing contracts are obtained, operating costs may increase due to the needs for additional workforce.

Interest Expense. Interest expense for the year ended December 31, 2000 was $76,480, attributed primarily to the line-of credit from a related party. Interest expense for the year ended December 31, 1999 was $94,065, which is attributed to the same line-of-credit. The expense for fiscal 2000 is less due to the issuance of shares to the related party for the balance of the principal and interest per the June 30, 2000 Merger Agreement described in
Item I. Description of Business and in footnote 5 to the attached financial statements.

Other Income and Expense. Other expense for the year ended December 31, 2000 was $122,956, consisting of impairment of goodwill expense of $93,025 and loss on disposition of assets of $46,088, offset by other income of $16,157. Other income for the year ended December 31, 1999 was $47,578 consisting of other income of $55,155 offset by loss on disposition of assets of $7,577.

Extraordinary Item. During the year ended December 31, 2000 IEI recognized income from the forgiveness of $42,400 in debt by certain creditors of IEI. During the year ended December 31, 1999 IEI recognized income from the forgiveness of $350,957 in debt by certain creditors of IEI.

Including the extraordinary items, IEI had net comprehensive loss of $1,247,681 for the year ended December 31, 2000, compared to net comprehensive loss of $826,257 for the year ended December 31, 1999. The basic loss per share for the period ended December 31, 2000 was $0.02 on a weighted average of 54,549,447 shares, compared to a basic lose per share of $0.02 on a weighted average of 35,136,383 shares for the same period in 1999.

Liquidity and Capital Resources
-------------------------------
Historically, the issuance of common stock has been utilized by IEI for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of IEI. At December 31, 2000, IEI had a working capital deficit of $449,194, with cash and cash equivalents of $42,964, and restricted cash of $41,661. Cash used in operations for the year ended December 31, 2000, was $992,376 and was derived primarily from cash received from notes payable and the issuance of common stock for cash. IEI used a net of $3,751 in investing activities for the purchase of fixed assets, and received a net of $994,814 from financing activities from notes payable and the sale of common stock.

Because IEI has an accumulated deficit of $24,035,901 at December 31, 2000, has a working capital deficit and limited internal financial resources, the report of IEI's auditor at December 31, 2000 contains a going concern modification as to the ability of IEI to continue. Beginning in late fiscal year 1998 and throughout fiscal year 2000, IEI has implemented measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. IEI is aware of its ongoing cash requirements and will continue to reduce its general and administrative expenses until increased revenues justify increased expenditures. Additionally, IEI's management has developed an overall strategy and certain financing options to meet its operating needs through December 31, 2001.

Management intends to rely on additional equity financing if required to sustain operations until revenues are adequate to cover costs, either through the exercise of outstanding options and warrants, or the sale of additional equity securities. IEI's ability to raise additional equity financing could be limited, to the extent applicable, to the available authorized but unissued shares of common stock less those shares reserved for the exercise of outstanding unexercised options and warrants.

IEI has filed an S-1 Registration Statement to register on behalf of certain shareholders, including John P. Crowe (collectively, the "Selling Shareholders") shares and shares issuable on the exercise of warrants sold to such individuals during the period from November 1999 through June 2000. The Registration Statement was effective on September 18, 2000. Certain shares were sold by the Selling Shareholders while the Registration Statement was effective, however none of the warrants issued were exercised within the necessary period following the effective date, and IEI received no proceeds. Accordingly, on March 26, 2001, IEI filed an amendment to the Registration Statement deregistering the unsold shares and the shares issuable on exercise of the warrants.

IEI has signed agreements with a number of sales consultants who are actively seeking opportunities to market IEI's products and services. However, at December 31, 2000, no firm commitments or contracts for remediation work had been signed and management cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At December 31, 2000, IEI has recorded $322,231 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings.

IEI has received an informal response from the IRS offering two possible settlement options. The options are for IEI to pay a lump sum of $82,812 within approximately 30 days after receipt of the official settlement notice letter, or to pay $104,781 over a 23 month period upon payment terms to be determined. IEI is waiting until receipt of the official notice to decide on the best course of action.

IEI has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by IEI although IEI has issued shares of its common stock to such individuals as payment of such debts or because IEI is uncertain as the whether the creditors are holding IEI responsible to certain debts incurred by former officers and directors of IEI. At December 31, 2000, IEI has recorded total contingent liabilities of $577,436.

Impact of Inflation
-------------------
IEI does not anticipate that inflation will have a material impact on its current or proposed operations.

Seasonality
-----------
IEI's bioremediation business operations tend to have varying degrees of seasonality. A majority of IEI's bioremediation jobs are done on sites in and around Farmington, New Mexico, during the warm weather months. Since many of the clean-up sites are located in rural areas and accessible only over dirt or unimproved roads, IEI's ability to excavate and remove contaminated soil can be restricted during inclement weather. In addition, soil is difficult or impracticable to dig and turn when the ground is frozen, the bioremediation process requires above freezing temperatures to be effective.


                        ITEM 7.  FINANCIAL STATEMENTS

The financial statements of IEI are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

IEI has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure. See
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

                                  PART III
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IEI believes that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports have been timely filed.

                     ITEM 10.  EXECUTIVE COMPENSATION

 The following tables set forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officer and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2000 the end of the Registrant's last completed fiscal year). During the periods covered by the table, Walter Kolbe served as President of IEI. Mr. Kolbe resigned all positions effective April 19, 1999. During the periods covered by the table, Gerard Amlin served as Vice-President of IEI, and President of IEI Canada. Mr. Amlin was also President of the two Canadian subsidiaries incorporated in July 1998. Mr. Amlin resigned all positions effective September 1998. Mr. Jarnagin was appointed as President effective April 19, 1999.

                          SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                           ----------------------

                     Annual Compensation                        Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary     Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------     -------- ------------ ------   -------  ------  ------------
Tom Jarnagin        2000 $ 60,000    -0-       -0-         -0-      -0-      -0-       -0-
President           1999 $ 36,833    -0-       -0-         -0-      -0-      -0-       -0-
                    1998 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-

Walter Kolbe        2000 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
President           1999 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1998 $ 103,002   -0-       -0-         -0-      -0-      -0-       -0-

Gerard Amlin        2000 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
Vice-President      1999 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
                    1998 $ 131,152   -0-       -0-         -0-      -0-      -0-       -0-


Additional Executive Compensation
---------------------------------
Tom Jarnagin, IEI's President, has been employed by IEI as an employee-at-will, beginning April 19, 1999, at a salary of $5,000 per month (pro-rata in the first month), plus a quarterly performance bonus of up to $15,000 per quarter based on meeting certain per share earnings criteria set forth in the operating plan currently being prepared. In 2000, no bonus was earned or paid. Mr. Jarnagin's compensation includes management responsibilities for ROP. IEI has no other employment agreements with members of management and or any other personnel. All employees are treated as employees-at-will. IEI reimburses each officer for expenses incurred in connection with IEI's business.

Joseph Knox, IEI's vice-president, has been employed by IEI since June 6, 1999, at a salary of $7,500 per month. Mr. Knox was also granted options pursuant to IEI's 1999 Stock Option and Award Plan, to purchase up to 400,000 shares of IEI's common stock for an exercise price of $0.20 per share.

Board Compensation
------------------
During the fiscal year ended December 31, 1998, IEI's directors adopted a resolution providing for the payment of $1,000 to each director per meeting attended up to a maximum of $1,000 per quarter or $4,000 per year. In addition, board members are to be reimbursed for all reasonable out-of-pocket expenses incurred by them in connection with their attendance at the board meetings. At December 31, 2000, board members had received payment for one board meeting.

Bonuses and Deferred Compensation
---------------------------------
There are no compensation plans or arrangements, including payments to be received from IEI, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with IEI or its subsidiaries, or any change in control of IEI, or a change in the person's responsibilities.

Compensation Pursuant to Plans
------------------------------
Effective March 19, 1999, the Board of Directors of IEI approved the terms of the 1999 Stock Option and Award Plan (the "Award Plan"). The Award Plan was approved by the stockholders of IEI at a Special Meeting on April 19, 1999.
At December 31, 2000, 1,500,000 options to purchase shares have been awarded under this plan, 275,000 options have been exercised, and 150,000 options have been canceled, with 1,075,000 outstanding.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
The following tables contain information regarding the Plan Options granted to IEI's named executive officers as of the date of this Prospectus:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              Individual Grants

                     Number of     % of Total
                     Securities    Options/SARs
                     Underlying    Granted to      Exercise or
                     Options/SARs  Employees       Base Price   Expiration
Name                 Granted       in Fiscal Year  ($/Share)    Date
-------------------  ------------  --------------  -----------  ----------
Tom Jarnagin, CEO        0               0%             N/A        N/A
Walter Kolbe            N/A             N/A             N/A        N/A
Gerard Amlin            N/A             N/A             N/A        N/A

              Aggregate Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values

                                                   Number of
                                                   Securities    Value of
                                                   Underlying    Unexercised
                                                   Unexercised   In-the-Money
                                                   Options/SARs  Options/SARs
                     Shares                        at FY-End(#)  at FY-End($)
                     Acquired       Value          Exercisable/  Exercisable/
Name                 on Exercise(#) Realized($)    Unexercisable Unexerciable
-------------------  -------------  -------------  ------------  ------------
Tom Jarnagin, CEO        -0-           -0-             400,000       N/A
Walter Kolbe            N/A             N/A             N/A          N/A
Gerard Amlin            N/A             N/A             N/A          N/A

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 13, 2001 the name and address and the number of shares of IEI's Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by IEI to own beneficially, more than 5% of the 73,208,947 shares of Common Stock issued and outstanding, and the name and shareholdings of each director and of all officers and directors as a group. IEI has reserved 31,822 shares of Common Stock for shares of IEI Canada, Inc. Class A Special Shares which are convertible into shares of IEI's Common Stock, 7,373,001 shares of Common Stock for issuance pursuant to outstanding options, and 1,875,000 shares of Common Stock for issuance pursuant to outstanding warrants.

Principal Shareholders:
                                   Beneficial        % of
Class   Name and Address           Ownership         Class
------  ----------------           ----------------  ------
Common  John P. Crowe                23,975,389 (1)   32.28
        1015 West 54th Street
        Kansas City, MO 64112

Common  Jeffrey M. Crowe              5,042,822 (2)    6.71
        800 Westover Road
        Kansas City, MO 64113

Officers and Directors:
                                   Beneficial        % of
Class   Name and Address           Ownership         Class
------  ----------------           ----------------  ------
Common  Tom Jarnagin                  2,644,500 (3)    3.62
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  Magaly Bianchini                735,888 (4)    1.01
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  Joseph Knox                     400,000 (5)    0.54
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  Jeffrey M. Crowe              - see above -


Common        Officers and Directors
              as a group (4 persons)  8,823,210       11.91

--------------------------------
Notes to this table appear on the following page

In the preceding table:

- beneficial ownership share numbers assume the exercise of any options and/or warrants;

- % of Class assumes the exercise of any options and/or warrants and is calculated based on the concomitant increase in the number of issued and outstanding shares.

In addition, the following numbered notes referenced in the table apply:

(1) Represents 22,909,332 shares held by John P. Crowe, and 1,066,057 options granted to Mr. Crowe pursuant to the merger with ROP, exercisable at $0.09 per share until 6/29/05.

(2) Represents 3,060,138 shares held by Jeffrey Crowe, 107,684 options granted to Mr. Crowe pursuant to the merger with ROP, exercisable at $0.09 per share until 6/29/05, and 1,875,000 warrants issued in connection with a private placement at $0.075 per share exercisable until 6/22/02.

(3) Represents 2,244,500 shares held by Tom Jarnagin, and 400,000 options granted to Mr. Jarnagin pursuant to IEI's ISO plan at $0.16 per share exercisable until 4/30/04.

(4) Represents 685,888 shares held by Magaly Bianchini and 50,000 options granted to Ms. Bianchini pursuant to IEI's ISO plan at $0.16 per share exercisable until 4/30/04.

(5) 400,000 options granted to Mr. Knox to IEI's ISO plan at $0.20 per share exercisable until 6/3/04.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
The information set forth below is provided by IEI based on what IEI believes may be material to the shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each shareholder after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

IEI made periodic cash disbursements and issued shares of its Common Stock to certain former officers and directors of IEI, relatives of these former officers and directors, and other companies controlled by these former officers and directors. Most of these disbursements have been made for services rendered or for payments related to construction of IEI's facilities and equipment. Any payments made that could not be substantiated have been recorded by IEI as additional compensation to those former officers and directors.

IEI has reserved and recorded possible contingent liabilities to individuals, some of whom are related to or associated with certain former officers and directors, who have made loans or advances to IEI and still claim they are owed, although IEI believes it issued shares of Common Stock in full and complete payment of these amounts. IEI has recorded a total of contingent liabilities at December 31, 2000 of $577,436. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of IEI intends on vigorously contesting any claim that is made. It is reasonably possible, however, that IEI will have to pay the amounts and to be conservative, management has recorded these possible debts as contingent liabilities.

In December 2000, IEI issued to Jeffrey Crowe, a shareholder who was appointed as a director of IEI in March 2001, 1,875,000 Units at a purchase price of $0.04 per Unit, each Unit consisting of one share of common stock and one warrant to purchase common stock at $0.075 per share exercisable until June 8, 2002.

In October 2000, IEI issued 3,333,334 shares of restricted Common Stock in a private placement for cash at $0.03 per share to John Crowe, a major shareholder of IEI.

In September 2000, IEI issued 2,000,000 shares of restricted Common Stock in a private placement for cash at $0.05 per share to John Crowe, a major shareholder of IEI.

On June 30, 2000, IEI issued a total of 18,699,930 shares of its outstanding common stock in lieu of debt and to acquire JFJ Ecosystems, LLC ("JFJ") 50% interest in the joint venture through a series of transactions as follows:

1. 10,392,337 shares issued to acquire JFJ's 50% membership interest in the joint venture and the resulting wholly-owned subsidiary was merged into IEI.

2. 6,715,071 shares issued to JFJ in lieu of the outstanding line-of-credit due of $750,000 plus interest, plus an additional $57,695 that was owed to JFJ by the joint venture (see Note 5).

3. 1,592,522 shares issued in lieu of debt of $191,550 in principal and interest owed by the joint venture to John Crowe, a major shareholder of IEI and a principal of JFJ.

4. JFJ also received options to acquire and additional 2,261,334 shares of IEI's common stock at an exercise price of $0.09 per share (see Note 9). These options were valued at $26,215 resulting in additional goodwill through the acquisition.

In December 1999, IEI issued to John P. Crowe, a major shareholder of IEI and a principal of IEI's joint venture partner, 4,500,000 Units at a purchase price of $0.0675 per Unit, each Unit consisting of one share of common stock and one warrant to purchase common stock at various exercise prices and for the various periods. All of the warrants issued expired unexercised on November 3, 2000.

In May 1999, IEI issued 2,500,000 shares of restricted Common Stock in a private placement for cash at $0.10 per share to John Crowe,a major shareholder of IEI and a principal of IEI's joint venture partner, and five of his relatives and/or affiliates.

In 1998, IEI issued 2,865,701 shares of Common Stock in a private placement for cash at an average price of $0.35 per share to certain investors. A total of 2,015,701 shares were issued to John Crowe, a major shareholder of IEI and a principal of IEI's joint venture partner, and certain of his relatives and/or affiliates.

In 1998, IEI issued 5,341,330 shares of Common Stock to certain creditors of IEI for conversion of outstanding indebtedness at an average price of $0.16 per share. A total of 581,192 shares were issued to relatives of Gerard Amlin, who was an officer and director at the time of the issuances. A total of 2,981,500 shares were issued to Tom Jarnagin and his spouse, and an additional 685,888 shares were issued to Magaly Bianchini. Mr. Jarnagin and Ms. Bianchini were unaffiliated at the time of the share issuances, but have been serving as officers and directors since April 1999.

In 1997, IEI issued 2,163,917 shares of Common Stock in exchange for the conversion of 2,163,917 shares of Class-A Special Shares of IEI Canada which were issued in connection with: a Global Share Purchase Agreement executed by and between Industrial Ecosystems, Inc., ITE Ecosystems, Inc., and ITE Ecosystems, Inc. shareholders; and a Share Exchange Agreement executed by and between Industrial Ecosystems, Inc., ITE Ecosystems, Inc. shareholders and IEI, Canada, Inc., both dated June 28, 1994. Of these shares, a total of 1,686,560 shares were issued to Gerard Amlin, an officer and director.

In 1997, IEI issued 2,188,143 shares of Common Stock to various individuals for professional and consulting services. 200,000 of the shares were issued to Robert Moore, a former officer, for services as an employee and in settlement of his termination by IEI. 166,667 of the shares were issued to Leonard Amlin, a relative of Gerard Amlin, an officer and director.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC,
 Certified Public Accountant                                              23
Consolidated Balance Sheet as of December 31, 2000                        24
Consolidated Statements of Operations for the years ended
 December 31, 2000 and 1999                                               26
Consolidated Statements of Stockholders' Equity (Deficit) for the years
 ended December 31, 2000 and 1999                                         27
Consolidated Statements of Cash Flows for the years ended
 December 31, 2000 and 1999                                               29
Notes to the Consolidated Financial Statements                            31

(a)(2)FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

     None.


 (a)(3)EXHIBITS.  The following exhibits are included as part of this report:
     None.

 (b) Reports on Form 8-K.  None.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                      INDUSTRIAL ECOSYSTEMS, INC.


Date: March 29, 2001                  By /S/ Tom Jarnagin, President and
                                             Director

Date: March 29, 2001                  By /S/ Magaly Bianchini, Director


Date: March 29, 2001                   By /S/ Jeffrey Crowe, Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Industrial Ecosystems, Inc. and Subsidiaries
Bloomfield, New Mexico

We have audited the accompanying consolidated balance sheet of Industrial Ecosystems, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of IEI's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Ecosystems, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that IEI will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, IEI has suffered recurring losses to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



H J & Associates, LLC
Salt Lake City, Utah
March 16, 2001

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheet


                                   ASSETS
                                   ------
                                                            December 31,
                                                                2000
                                                            ------------

CURRENT ASSETS

   Cash and cash equivalents (Note 1)                     $       42,964
   Restricted cash (Note 1)                                       41,661
   Accounts receivable (Note 1)                                   51,040
   Prepaid expenses                                                4,928
                                                               ---------
     Total Current Assets                                        140,593
                                                               ---------

PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                     910,844
                                                               ---------
     TOTAL ASSETS                                          $   1,051,437
                                                               =========























The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Balance Sheet (Continued)


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ----------------------------------------------

                                                             December 31,
                                                                 2000
                                                             ------------

CURRENT LIABILITIES

   Accounts payable                                          $     94,821
   Accrued expenses (Note 3)                                      322,231
   Note payable, related party (Note 5)                           105,000
   Notes payable, current portion(Note 4)                          67,735
                                                             ------------
     Total Current Liabilities                                    589,787
                                                             ------------
LONG-TERM DEBT
   Notes payable (Note 4)                                          83,323
                                                             ------------
     Total Long-Term Debt                                          83,323
                                                             ------------
     Total Liabilities                                            673,110
                                                             ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                            577,436
                                                             ------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common Stock; 100,000,000 shares authorized of $0.001
     par value 73,208,947 shares issued and outstanding            73,209
     Additional paid-in capital                                23,757,090
     Other comprehensive income                                     6,493
     Accumulated deficit                                      (24,035,901)
                                                              -----------
     Total Stockholders' Equity (Deficit)                        (199,109)
                                                              -----------

     TOTAL LIABILITIES AND STOCK HOLDERS' EQUITY (DEFICIT)    $ 1,051,437
                                                              ===========









The accompanying notes are an integral part of these consolidated financial statements.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Consolidated Statements of Operations

                                                    For the Years Ended
                                                        December 31,
                                            ----------------------
                                                      2000         1999
                                                    ---------    ---------
REVENUES                                            $ 296,935    $ 472,865
                                                    ---------    ---------
EXPENSES
   Direct costs                                       295,192      405,100
   General and administrative                         952,703    1,089,270
   Bad debt expense                                     9,548         -
   Depreciation and amortization                      109,870       97,563
                                                    ---------    ---------
     Total Expenses                                 1,367,313    1,591,933
                                                    ---------    ---------
     Loss From Operations                          (1,070,378)  (1,119,068)
                                                    ---------    ---------

OTHER INCOME (EXPENSE)
   Other income                                        16,157       55,155
   Interest expense                                   (76,480)     (94,065)
   Impairment of goodwill (Note 6)                    (93,025)        -
   Loss on disposition of assets                      (46,088)      (7,577)
                                                    ---------    ---------
     Total Other Income (Expense)                    (199,436)     (46,487)
                                                    ---------    ---------
NET LOSS BEFORE EXTRAORDINARY ITEMS                (1,269,814)  (1,165,555)
                                                    ---------    ---------
EXTRAORDINARY ITEMS
   Debt forgiveness (Note 7)                           42,400      350,957
                                                    ---------    ---------
     Total Extraordinary items                         42,400      350,957
                                                    =========    =========
NET LOSS                                          $(1,227,414) $  (814,598)
                                                    =========    =========

OTHER COMPREHENSIVE INCOME
    Gain (loss) on foreign currency adjustments       (20,267)     (11,659)
                                                    ---------   ----------
NET COMPREHENSIVE LOSS                            $(1,247,681) $  (826,257)
                                                    =========   ==========
BASIC EARNINGS (LOSS) PER SHARE
    Before extraordinary items                    $     (0.02) $     (0.03)
    Extraordinary items                                  0.00         0.01
                                                    ---------   ----------
      Basic Earnings (loss) per share             $     (0.02) $     (0.02)
                                                    =========   ==========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                                        54,549,447   35,136,383
                                                   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                        Additional     Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital      Income          Deficit
                               ----------     ------     ----------    ----------     ----------


Balance, December 31, 1998     33,018,931    $33,019   $ 20,589,741       $38,419   $(21,993,889)

Common stock issued for cash
at $0.10 per share              2,500,000      2,500        247,500          -              -

Common stock issued for cash
at $0.0675 per share            4,500,000      4,500        299,250          -              -

Common stock issued in
conversion of Class A - special
shares of subsidiary (Note 9)     222,752        223           (223)         -              -

Currency translation adjustment      -          -              -           (11,659)         -

Net loss for the year ended
December 31, 1999                    -          -              -             -          (814,598)
                               ----------      ------     ----------        ------    ----------

Balance December 31, 1999      40,241,683     $40,242    $21,136,268       $26,760  $(22,808,487)
                               ----------      ------     ----------        ------    ----------
Common stock and warrants
issued for cash at $0.0675
per share                       2,400,000       2,400        159,600          -             -

Common stock and warrants
issued for cash at $0.10
per share                       1,800,000       1,800        178,200          -             -

Common stock issued through
exercise of options at $0.22
per share                         484,000         484        105,996          -             -

Common stock and warrants
issued for cash at $0.10
per share                         900,000         900         89,100          -             -

Common stock issued through
exercise of options at $0.16
per share                          75,000          75         11,925          -             -

Common stock issued in lieu of
debt and acquisition of
remaining 50% of ROP North
America, Inc. (Note 6)         18,699,930      18,700      1,664,294          -             -

Common stock issued for cash
at $0.05 per share              2,000,000       2,000         98,000          -             -
                               ----------      ------     ----------        ------    ----------
Balance Forward                66,600,613    $ 66,601   $ 23,443,383      $ 26,760  $(22,808,487)
                               ----------      ------     ----------        ------    ----------






The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Deficit)(continued)

                                                        Additional     Other
                                     Common Stock         Paid-In     Comprehensive  Accumulated
                                 Shares       Amount      Capital      Income          Deficit
                               ----------     ------     ----------    ----------     ----------
Balance Forward                66,600,613    $ 66,601   $ 23,443,383      $ 26,760  $(22,808,487)

Common stock
issued for cash at $0.03
per share                       3,333,334       3,333         96,667          -             -

Common stock and warrants
issued for cash at $0.04
per share                       1,875,000       1,875         73,125          -             -

Common stock issued through
exercise of options at $0.055
per share                         200,000         200         10,800          -             -

Common stock issued through
exercise of options at $0.05
per share                       1,200,000       1,200         58,800          -             -

Additional goodwill through
granting of options                  -           -            26,215          -             -

Additional expense recorded
through granting of options/
warrants                             -           -            48,100          -             -

Currency translation
adjustment                           -           -              -          (20,267)         -

Net loss for the year ended
December 31, 2000                    -           -              -             -       (1,227,414)
                               ----------      ------     ----------        ------    ----------
Balance, December 31, 2000     73,208,947     $73,209    $23,757,090       $ 6,493  $(24,035,901)
                               ==========      ======     ==========        ======    ==========




The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows

                                                 For the Years Ended
                                                     December 31,
                                               ------------------------
                                                  2000           1999
                                               -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                   $ (1,227,414)  $  (814,598)

   Adjustments to reconcile net loss to
    net cash used by operating activities:
     Depreciation and amortization                 109,870        97,563
     Impairment of goodwill                         93,025          -
     Loss on disposition of assets                  46,088         7,577
     Bad debt expense                                9,548          -
     Expense on options and warrants granted        48,100          -
     Debt forgiveness                              (42,400)     (350,957)

   Changes in assets and liabilities:
     (Increase) decrease in accounts receivable    (28,080)       25,177
     (Increase) decrease in deposits and
      prepaid expenses                               2,572         3,240
     (Increase) decrease in restricted cash          1,645        (2,637)
     Increase (decrease) in accounts payable       (29,078)     (219,431)
     Increase (decrease) in unearned revenue          -          (21,666)
     Increase (decrease) in accrued expenses       (13,752)       28,991
     Increase (decrease) in contingent
      liabilities                                   37,500        32,650
                                                 ---------     ---------
       Net Cash (Used) by Operating Activities    (992,376)   (1,214,091)
                                                 ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of fixed assets                             35,000         2,500
   Purchase of fixed assets                        (38,751)      (23,551)
                                                    ------       -------
     Net Cash (Used) by Investing Activities        (3,751)      (21,051)
                                                    ------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principle payments on notes payable             (60,255)      (36,883)
   Cash received from notes payable                 53,589       750,000
   Cash received from notes payable - related      105,000          -
   Issuance of common stock for cash               896,480       553,750
                                                 ---------     ---------
    Net Cash Provided by Financing Activities      994,814     1,266,867
                                                 ---------     ---------

NET INCREASE (DECREASE) IN CASH                     (1,313)       31,725

CASH AT BEGINNING OF PERIOD                         44,277        12,552
                                                    ------        ------
CASH AT END OF PERIOD                             $ 42,964      $ 44,277
                                                    ======        ======

The accompanying notes are an integral part of these consolidated financial statements.

                 INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                 (Continued)

                                                 For the Years Ended
                                                     December 31,
                                               ------------------------
                                                  2000           1999
                                               -----------    ----------

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

     Interest                                 $    30,328    $    63,138
     Income taxes                                    -              -

NON-CASH FINANCING ACTIVITIES:

    Stock issued in lieu of debt and in
    acquisition of the remaining 50%
    of ROP North America, Inc.                $ 1,709,209    $      -



















The accompanying notes are an integral part of these consolidated financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                            December 31, 2000

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization
The consolidated financial statements presented are those of Industrial Ecosystems, Inc.(IEI) and its wholly-owned subsidiaries, Environmental Protection Company (EPC), I.E.I. Canada, Inc. (IEI Canada), 1297833 Ontario, Ltd. (Ontario), 1303873 Ontario, Ltd. (1303873) and ROP North America, Inc.
(ROP). Collectively, they are referred to herein as the "Company". IEI was incorporated in January, 1994 through the acquisition of Agri World Development Corp., a dormant public company. Agri World Development Corp. later changed its name to Industrial Ecosystems, Inc. IEI is principally a holding company but pays operating expenses for the bioremediation business.

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

Effective June 30, 1994, IEI, through its wholly-owned subsidiary, IEI Canada, Inc. (a Canadian Corporation) acquired 100% of I.T.E. Ecosystems, Inc., Amlin Grain Roasting, Inc. and a minority interest in N-Viro Systems Canada, Inc. The operations of I.T.E. Ecosystems, Inc. and Amlin Grain Roasting, Inc. were discontinued during 1994. In September 1994, IEI incorporated three wholly-owned subsidiaries called RFP Management & Development Corp., ROP Management & Development Corp. and IEI Canada, Inc. In December of 1996, IEI incorporated a separate wholly-owned subsidiary called ROP Liquid Feed Corp. In March 1998, IEI created an entity (merger company) for the purpose of merging IEI Canada, Inc., ROP Liquid Feed Corp., ROP Management & Development Corp. and RFP Management & Development Corp. into that entity. At the same time, the merger company was merged into a new entity named IEI Canada, Inc. The assets and certain liabilities of all of these companies were assumed by ROP North America, LLC, a joint venture company formed in March, 1998 (see Note 6), and the companies operations were discontinued. The assets and liabilities were transferred to the joint venture at the related companies' book value.

During 1998, IEI Canada, Inc. incorporated two separate wholly-owned subsidiaries called 1297833 Ontario, Ltd. and 1303873 Ontario, Ltd. 1297833 Ontario, Ltd. was organized to be in the bioremediation business. Neither 1297833 Ontario, Ltd. or 1303873 Ontario, Ltd. have had operations.

On June 30, 2000, the Company acquired the remaining 50% interest in ROP North America, Inc. through a series of transactions by issuing 18,699,930 shares of its outstanding common stock valued at $1,682,994. This 50% interest was recorded as a purchase on June 30, 2000 (see Note 6). ROP North America, Inc. is a 100% owned subsidiary at June 30, 2000. Since the transaction was accounted for as a purchase at June 30, 2000, the consolidated balance sheet includes the accounts of ROP North America, Inc., but the consolidated statement of operations for the year ended December 31, 2000 only includes the operations of the subsidiary for the six months ended December 31, 2000.

b.  Accounting Methods

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

              INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
             Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Cash and Cash Equivalents
Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.  Basic Earnings (Loss) Per Share
The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and the IEI Canada Inc. class A-special shares, have not been included in the calculation as their effect is antidilutive for the periods presented.
                                                 2000             1999
                                             ------------     ------------
Numerator - loss                             $ (1,227,414)    $   (814,598)

Denominator - weighted average number of
 shares outstanding                            54,549,447       35,136,383
                                             ------------     ------------
Loss per share                               $      (0.02)    $      (0.02)
                                             ============     ============

e.  Change in Accounting Principle
The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                            December 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

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

g.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $41,661 as of December 31, 2000 which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

h.  Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $9,363 as of December 31, 2000.

i.  Provision For Taxes

At December 31, 2000, the Company had an accumulated deficit of $24,035,901 which includes net operating loss carryforwards that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                 For the Years Ended
                                                     December 31,
                                                   2000        1999
                                                ---------   -----------
Income tax benefit at statutory rate            $ 466,417   $ 309,547
Change in valuation allowance                    (466,417)   (309,547)
                                                ---------   ---------
                                                $    -      $    -
                                                =========   =========

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                            December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Provision For Taxes (Continued)

Due to the change in ownership provisions fo the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

j.  Principles of Consolidation

The consolidated financial statements include those of Industrial Ecosystems, Inc. and its wholly-owned subsidiaries.

All material intercompany accounts and transactions have been eliminated.

k.  Statement of Cash Flows

The Company's foreign subsidiaries use the local currency as its functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange rate adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's foreign subsidiaries are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

                INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
               Notes to the Consolidated Financial Statements
                            December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.  Stock Options and Warrants

The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options and warrants granted to employees when the option/warrant price is less than the market price of the underlying common stock on the date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options/warrants is one and seven years. The volatility used was 1.416% based upon the historical price per share of shares sold. There are no expected dividends.

Under the accounting provisions of SFAS No. 123, the Company's net loss for the years ended December 31, 2000 and 1999 would have been unchanged from the reported net loss.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000:

     Furniture and fixtures                        $   27,931
     Machinery and equipment                        1,348,866
     Computers                                         14,875
     Vehicles                                          76,000
     Leasehold improvements                           108,388
     Buildings                                         48,720
     Land                                              31,561
                                                    ---------
                                                    1,656,341
     Accumulated depreciation                        (745,497)
                                                    ---------
     Net property and equipment                    $  910,884
                                                    =========

Depreciation expense for the years ended December 31, 2000 and 1999 was $109,870 and $97,563, respectively.

               INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 3 - ACCRUED EXPENSES

Accrued expenses as of December 31, 2000 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms in the past but was current in its filings during 2000. Reasonable interest and penalties have also been accrued as of December 31, 2000. The following summarizes accrued expenses as of December 31, 2000:


     Accrued payroll taxes, penalties and interest     $211,650
     Accrued interest                                    91,152
     Accrued wages                                       13,492
     Other                                                5,937
                                                       --------
                          Total                        $322,231
                                                       ========

NOTE 4 - NOTES PAYABLE

Notes payable consisted of the following:                         December 31,
                                                                      2000
                                                                  ----------
SBA note payable to a bank, interest at prime +3% per annum,      $  104,153
 requires monthly payments of $1,860 plus interest, matures in December 2005, secured by machinery, equipment and certificate of deposit.

Note payable to a bank, interest at 6.75% per annum, principal        40,000
 and interest due March 15, 2001, secured by a related party

Note payable to a finance company, interest at 9.78% per annum, principal and interest of $1,762 due monthly, matures in April
 2001, unsecured.                                                      6,905
                                                                    ---------

   Total Notes Payable                                               151,058

   Less: Current Portion                                             (67,735)
                                                                    --------
   Long-Term Notes Payable                                        $   83,323
                                                                  ==========

The aggregate principal maturities of notes payable are as follows:

   Year Ended December 31,         Amount
   -----------------------        --------
          2001                   $  67,735
          2002                      20,830
          2003                      20,830
          2004                      20,830
          2005                      20,833
          2006 and thereafter         -
                                   -------
          Total                  $ 151,058
                                  ========

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 5 - NOTE PAYABLE - RELATED PARTY

During the year ended December 31, 1999, the Company obtained a line-of-credit with a related party for up to $750,000 at 6% interest per annum. Withdrawals from the line-of-credit were authorized by an independent credit committee on
a case-by-case basis.   On June 30, 2000, the Company acquired the remaining
interest in the joint venture and as part of the transaction, 6,235,402 shares were issued in lieu of the $750,000 (see Note 6). During the year ended December 31, 2000, the related party loaned the Company an additional $105,000 under a line of credit note with interest accruing at 12.0%. The amount is secured by a security agreement in certain fixed assets of the Company. The amount is payable on demand.

NOTE 6 - INVESTMENT IN JOINT VENTURE

During March, 1998, IEI Canada, Inc., a wholly-owned subsidiary of The Company, entered into a joint venture agreement with JFJ Ecosystems, Inc.(JFJ) to form ROP North America, LLC (the JV). The JV created a wholly-owned subsidiary called ROP North America, Inc. (an Ontario Corporation) which became the operating entity. As of December 31, 1999, IEI Canada, Inc. had a 50% equity interest in the JV but did not have management control. Therefore, at December 31, 1999, the investment was being recorded under the equity method of accounting. The Company had the right to acquire the remaining 50% interest in the JV on or prior to December 31, 2000 conditional on meeting certain requirements established in the agreement between The Company and JFJ Ecosystems, Inc. On June 30, 2000, the Company signed an Agreement of Merger to acquire the remaining 50% ownership of the JV.

On June 30, 2000, the Company issued a total of 18,699,930 shares of its outstanding common stock in lieu of debt and to acquire JFJ's 50% interest in the joint venture through a series of transactions as follows:

1. 10,392,337 shares issued to acquire JFJ's 50% membership interest in the joint venture and the resulting wholly-owned subsidiary was merged into The Company.

2. 6,715,071 shares issued to JFJ in lieu of the outstanding line-of-credit due of $750,000 plus interest, plus an additional $57,695 that was owed to JFJ by the joint venture (see Note 5).

3. 1,592,522 shares issued in lieu of debt owed by the joint venture to an affiliate of The Company and a principal of JFJ of $191,550 in principal and interest.

4. JFJ also received options to acquire and additional 2,261,334 shares of the Company's common stock at an exercise price of $0.09 per share (see Note 9). These options were valued at $26,215 resulting in additional goodwill through the acquisition.

As part of the transaction, ROP North America, LLC was dissolved leaving ROP North America, Inc. as the surviving operating entity. In addition, IEI Canada, Inc. transferred its ownership interest in ROP North America, Inc. to the parent company, IEI. Therefore, at June 30, 2000, ROP North America, Inc. became a wholly-owned subsidiary of IEI.

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 6 - INVESTMENT IN JOINT VENTURE (Continued)

As part of the transaction, goodwill of $93,025 was recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary. For the year ended December 31, 2000, an impairment loss on goodwill of $93,025 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary.

ROP North America, Inc. was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through a liquid feed system. ROP North America, Inc. also raises approximately 15,000 hogs under contract. In addition, the hog farm is a beta-site for the liquid feed products.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at December 31, 2000 of $577,436. During the year ended December 31, 1999, $350,957 of contingent liabilities were settled through a full
release by the respective creditors.   During the year ended December 31,
2000, an additional $42,400 of contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness was recorded by the Company for the years ended December 31, 2000 and 1999. Additional contingent liabilities totaling $37,500 were recorded during the year ended December 31, 2000. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. The Company has been making the required payments pursuant to the judgment. The remaining balance owed at December 31, 2000 was $7,792 which is included in the Company's accounts payable. The amount was paid in full subsequent to December 31, 2000.

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

On November 13, 2000, a complaint was filed against the Company alleging breach of contract in connection with a 1994 merger agreement, asking damages of $22,500 plus court costs, attorney's fees and interest. The Company filed answer on December 26, 2000 disputing the claim and requesting dismissal. The Company has recorded a contingent liability of $22,500 as of December 31, 2000 in order to be conservative. The outcome of the case is currently unknown.

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, the Company has included the full amount as a contingent liabiliity at December 31, 2000.

On March 17, 1999, the Company received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which the Company engaged in discussions about a possible acquisition during 1994. The Company claims that negotiations were never consummated, and no contract was ever signed. On August 6, 1999, the Company's Canadian counsel was served with a statement of Claim filed in the Superior Court of Justice in Windsor Ontario on August 4, 1999, by Diamond Measure, Inc. and Ronald McGuire, against the Company. The claim is for a total of $1.5 million dollars Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc., and $500,000 to Ronald McGuire. The Company claims no agreement was ever reached and no written contract was signed. The Company believes that the action is without merit.

NOTE 8 - CLASS A-SPECIAL SHARES

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

During the year ended December 31, 1999, the Company issued 222,752 shares of its outstanding common stock to convert a total of 283,841 of the class A-special shares. At December 31, 2000, 40,549 class A-special shares remain outstanding that are convertible at the holders option into 31,822 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted into IEI shares.

NOTE 9 - STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 9 - STOCK OPTIONS (Continued)
                                                   Weighted        Weighted
                                                   Average         Average
                                                   Exercise       Grant Date
                                    Options         Price         Fair Value
                                   ---------        ------          ------
Outstanding, December 31, 1999     5,822,667        $ 0.24          $ 0.00
   Granted                         3,661,334          0.07            0.01
   Expired/Canceled                 (150,000)         0.11            0.00
   Exercised                      (1,959,000)         0.10            0.00
                                   ---------        ------          ------
Outstanding, December 31, 2000     7,375,001        $ 0.20          $ 0.00
                                   =========        ======          ======
Exercisable, December 31, 2000     7,375,001        $ 0.20          $ 0.00
                                   =========        ======          ======

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

On March 13, 1998, the Board of Directors agreed to issue options to various individuals who have provided and may continue to provide consulting and other services to the Company. Stock options for a total of 4,131,000 (post-split) shares of common stock were granted at an exercise price of $0.225 per share. At the time the options were granted, the exercise price was equal to, or greater than, the prior 10-day average trading price of the Company's shares. 591,000 of these options will expire if not exercised by March 13, 2003. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005. During the year ended December 31, 2000, a total of 484,000 of the options were exercised for $106,480.

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one of its Canadian subsidiaries. The exercise price for the options was determined by negotiations between the parties.

In April 1999, the Company issued 720,000 options exercisable at $0.16 per share and expiring on April 30, 2004. In June 1999, the Company issued an additional 400,000 options exercisable at $0.20 per share and expiring on June 3, 2004. In July 1999, the Company issued an additional 100,000 options exercisable at $0.21 per share and expiring on July 28, 2004. In December 1999, the Company issued an additional 80,000 options exercisable at $0.06 per share and expiring on December 1, 2004. The 720,000 options, the 400,000 options, the 100,000 options and the 80,000 options were issued pursuant to the Company's 1999 Stock Option and Award Plan and the exercise price of the respective options is equal to or greater than the prior 10-day average trading price of the Company's shares. During the year ended December 31, 2000, 75,000 of the options were exercised at $0.16 per share for $12,000. In August 2000, the Company granted 200,000 options to a consultant exercisable at $0.055 per share until August 21, 2005. These options were exercised during 2000 for $11,000. In October 2000, the Company granted 1,200,000 options exercisable at $0.05 per share until October 24, 2001. These options were exercised during 2000 for $60,000.

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 9 - STOCK OPTIONS (Continued)

On June 30, 2000, pursuant to the acquisition agreement with JFJ Ecosystems, Inc., the Company issued 2,261,334 options to JFJ exercisable at $0.09 per share and expiring on June 30, 2005 (see Note 6). The exercise price of the options is equal to or greater than the prior 10-day average trading price of the Company's shares.

Additional expense of $12,501 was recorded during the year ended December 31, 2000 pursuant to the Black-Scholes calculation pertaining to the fair value of the options granted during the year.

 NOTE 10 -  STOCK WARRANTS

A summary of the status of the Company's stock warrants as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                                   Weighted        Weighted
                                                   Average         Average
                                                   Exercise       Grant Date
                                    Warrants        Price         Fair Value
                                   ----------       ------          ------
Outstanding, December 31, 1999     4,500,000       $   0.13          $ 0.00
   Granted                          9,675,000         0.39            0.00
   Expired/Canceled                (4,500,000)        0.13            0.00
   Exercised                             -             -               -
                                   ----------       ------          ------
Outstanding, December 31, 2000      9,675,000       $ 0.39          $ 0.00
                                   ==========       ======          ======
Exercisable, December 31, 2000      9,675,000       $ 0.39          $ 0.00
                                   ==========       ======          ======

Pursuant to certain stock issuances for cash during the year ended December 31, 1999, the Company issued a total of 4,500,000 warrants to a related party to purchase shares of common stock. The warrants were exercisable in blocks at prices ranging from $0.07 to $0.19 per share and expired on November 3, 2000.

Pursuant to certain stock issuances for cash during the year ended December 31, 2000, the Company issued a total of 9,675,000 warrants to purchase shares of common stock. The warrants are exercisable in blocks at prices ranging from $0.07 to $1.00 per share.

Additional expense of $35,599 was recorded during the year ended December 31, 2000 pursuant to the Black-Scholes calculation pertaining to the fair value of the warrants granted during the year.

NOTE 11 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $24,035,901 at

                   INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          December 31, 2000

NOTE 11 - GOING CONCERN (Continued)

December 31, 2000, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. Management of the Company believes that revenues will increase substantially during 2001 sufficient enough to cover the costs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 12 - SUBSEQUENT EVENT

On January 10, 2000, the Company completed a private offering that included the issuance of 2,400,000 shares of its outstanding common stock and the granting of 2,400,000 warrants for a total of $162,000 cash. The warrants were exercisable at prices ranging from $0.07 to $0.19 per share and expired unexercised on January 10, 2001.

On January 24, 2000, the Company completed a second private offering that included the issuance of 2,400,000 shares of its outstanding common stock and the granting of 5,400,000 warrants for a total of $270,000 cash. The warrants were exercisable at prices ranging from $0.25 to $1.00 per share and expired unexercised on January 24, 2001.

In January and February 2001, the Company has borrowed $50,000 from an affiliate pursuant to unsecured promissory notes bearing interest at 15%, due within 30 days with an option to extend.

On March 1, 2001, Jeffrey Crowe was appointed to the board of directors to take the place of Steven Justus who resigned in December 2000.