Form 10QSB
period 2001-03-31
INDUSTRIAL ECOSYSTEMS INC
filed 2001-05-21
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2001

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         73,208,947
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of May 16, 2001

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


ASSETS

                                        March 31,          December 31,
                                          2001                2000
                                      ------------          ------------
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents (Note 1) $       5,682         $      42,964
  Restricted cash (Note 1)                  41,661                41,661
  Accounts receivable, net (Note 1)        215,537                51,040
  Prepaid expenses                             491                 4,928
                                      ------------          ------------
    Total Current Assets                   263,371               140,593
                                      ------------          ------------
PROPERTY AND EQUIPMENT (Net)
 (Notes 1 and 2)                           867,770               910,844
                                      ------------          ------------
    TOTAL ASSETS                     $   1,131,141         $   1,051,437
                                      ============          ============



The accompany notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                        March 31,          December 31,
                                          2001                2000
                                      ------------          ------------
                                      (Unaudited)
CURRENT LIABILITIES
  Accounts payable                   $      95,949         $      94,821
  Accrued expenses (Note 3)                330,832               322,231
  Notes payable, related party
  (Note 5)                                 155,000               105,000
  Notes payable, current portion
  (Note 4)                                  57,371                67,735
                                      ------------          ------------
    Total Current Liabilities              639,152               589,787
                                      ------------          ------------
LONG-TERM DEBT
  Notes payable (Note 4)                    83,323                83,323
                                      ------------          ------------
    Total Long-Term Debt                    83,323                83,323
                                      ------------          ------------
    Total Liabilities                      722,475               673,110
                                      ------------          ------------

COMMITMENTS AND CONTINGENCIES
 (Note 7)                                  577,436               577,436
                                      ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 100,000,000 shares
   authorized of $0.001 par value,
   73,208,947 shares issued and
   outstanding                              73,209                73,209
  Additional paid-in capital            23,757,090            23,757,090
  Other comprehensive income                 7,470                 6,493
  Accumulated deficit                  (24,006,539)          (24,035,901)
                                      ------------          ------------
    Total Stockholders' Equity
    (Deficit)                             (168,770)             (199,109)
                                      ------------          ------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)   $   1,131,141         $   1,051,437
                                      ============          ============



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                            For the Three Months Ended
                                                     March 31,
                                              2001               2000
                                          ------------      ------------
REVENUES                                 $     304,548     $     127,968
                                          ------------      ------------
EXPENSES
  Direct costs                                 148,524           105,967
  General and administrative                    65,505           241,720
  Depreciation and amortization                 43,074            12,768
                                          ------------      ------------
    Total Expenses                             257,103           360,455
                                          ------------      ------------
    Income (Loss) from Operations               47,445          (232,487)
                                          ------------      ------------
OTHER INCOME (EXPENSE)
  Other income                                    -                8,267
  Interest expense                             (18,083)          (14,122)
                                          ------------      ------------
    Total Other Income (Expense)               (18,083)           (5,855)
                                          ------------      ------------
NET INCOME (LOSS)                               29,362          (238,342)
                                          ------------      ------------
OTHER COMPREHENSIVE INCOME (LOSS)
  Gain (loss) on foreign currency
   adjustments                                     977            (9,262)
                                          ------------      ------------
NET COMPREHENSIVE INCOME (LOSS)          $      30,339     $    (247,604)
                                          ============      ============
BASIC EARNINGS (LOSS) PER SHARE          $        0.00     $       (0.01)
                                          ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                               73,208,947        42,163,422
                                          ============      ============



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)



                                                                    Additional       Other
                                             Common Stock            Paid-In      Comprehensive    Accumulated
                                         Shares        Amount        Capital         Income          Deficit
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 1998             33,018,931    $  33,019    $  20,589,741    $  38,419    $  (21,993,889)

Common stock issued for cash
 at $0.10 per share                     2,500,000        2,500          247,500         -                 -

Common stock issued for cash
 at $0.0675 per share                   4,500,000        4,500          299,250         -                 -

Common stock issued in
 conversion of Class A - special
 shares of subsidiary (Note 8)            222,752          223             (223)        -                 -

Currency translation adjustment              -           -                 -         (11,659)             -

Net loss for the year ended
 December 31, 1999                           -           -                 -            -             (814,598)
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 1999             40,241,683       40,242       21,136,268       26,760       (22,808,487)

Common stock and warrants
 issued for cash at $0.0675
 per share                              2,400,000        2,400          159,600         -                 -

Common stock and warrants
 issued for cash at $0.10
 per share                              1,800,000        1,800          178,200         -                 -

Common stock issued through
 exercise of options at $0.22
 per share                                484,000          484          105,996         -                 -

Common stock and warrants
 issued for cash at $0.10
 per share                                900,000          900           89,100         -                 -

Common stock issued through
 exercise of options at $0.16
 per share                                 75,000           75           11,925         -                 -

Common stock issued in lieu of
 debt and acquisition of remaining
 50% of ROP North America, Inc.
 (Note 6)                              18,699,930       18,700        1,664,294         -                 -

Common stock issued for cash
 at $0.05 per share                     2,000,000        2,000           98,000         -                 -
                                       ----------     --------     ------------     --------     -------------
Balance Forward                        66,600,613    $  66,601    $  23,443,383    $  26,760    $  (22,808,487)
                                       ----------     --------     ------------     --------     -------------


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity (Deficit) (Continued)



                                                                    Additional       Other
                                             Common Stock            Paid-In      Comprehensive    Accumulated
                                         Shares        Amount        Capital         Income          Deficit
                                       ----------     --------     ------------     --------     -------------
Balance Forward                        66,600,613    $  66,601    $  23,443,383    $  26,760    $  (22,808,487)

Common stock issued for
 cash at $0.03 per share                3,333,334        3,333           96,667         -                 -

Common stock and warrants
 issued for cash at $0.04
 per share                              1,875,000        1,875           73,125         -                 -

Common stock issued through
 exercise of options at $0.055
 per share                                200,000          200           10,800         -                 -

Common stock issued through
 exercise of options at $0.05
 per share                              1,200,000        1,200           58,800         -                 -

Additional goodwill through
 granting of options                         -            -              26,215         -                 -

Additional expense recorded through
 granting of options/warrants                -            -              48,100         -                 -

Currency translation adjustment              -            -                -         (20,267)             -

Net loss for the year ended
 December 31, 2000                           -            -                -            -           (1,227,414)
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2000             73,208,947       73,209       23,757,090         6,493      (24,035,901)

Currency translation adjustment
 (unaudited)                                 -            -                -              977             -

Net income for the three months
 ended March 31, 2001 (unaudited)            -            -                -             -              29,362
                                       ----------     --------     ------------     --------     -------------
Balance, March 31, 2001
 (unaudited)                           73,208,947    $  73,209    $  23,757,090    $   7,470    $  (24,006,539)
                                       ==========     ========     ============     ========     =============



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                    For the Three Months Ended
                                                              March 31,
                                                          2001         2000
                                                        --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $ 29,362   $ (238,342)
 Adjustments to reconcile net income (loss) to net cash
  used by operating activities:
   Depreciation and amortization                          43,074       12,768
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable            (164,497)     (67,534)
  (Increase) decrease in deposits and prepaid expenses     4,437      (35,000)
  (Increase) decrease in restricted cash                    -             306
   Increase (decrease) in accounts payable                 1,128       (1,497)
   Increase (decrease) in accrued expenses                 9,578        1,548
   Increase (decrease) in investor deposits                 -          15,000
                                                        --------    ---------
      Net Cash (Used) by Operating Activities            (76,918)    (312,751)
                                                        --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES                        -            -
                                                        --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                     (10,364)     (24,674)
 Cash received from notes payable - related               50,000         -
 Issuance of common stock for cash                          -         520,480
                                                        --------    ---------
      Net Cash Provided by Financing Activities           39,636      495,806
                                                        --------    ---------
NET INCREASE (DECREASE) IN CASH                          (37,282)     183,055
                                                        --------    ---------
CASH AT BEGINNING OF PERIOD                               42,964       44,277
                                                        --------    ---------
CASH AT END OF PERIOD                                  $   5,682   $  227,332
                                                        ========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
  Interest                                             $   6,833   $   14,122
  Income taxes                                         $    -      $     -



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  a.  Organization (continued)

      On June 30, 2000, the Company acquired the remaining 50% interest in ROP North America, Inc. through a series of transactions by issuing 18,699,930 shares of its outstanding common stock valued at $1,682,994. This 50% interest was recorded as a purchase on June 30, 2000 (see Note 6). ROP North America, Inc. is a 100% owned subsidiary at June 30, 2000. Since the transaction was accounted for as a purchase at June 30, 2000, the consolidated balance sheets include the accounts of ROP North America, Inc.

  b.  Accounting Methods

  The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

  c.  Cash and Cash Equivalents

  Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

  d.  Basic Earnings (Loss) Per Share

  The computations of basic earnings (loss) per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options, warrants and the IEI Canada Inc. class A-special shares, have not been included in the calculation as their effect is antidilutive for the periods presented.

                                                 For the Three Months Ended
                                                          March 31,
                                                    2001             2000
                                                (Unaudited)      (Unaudited)
                                                 ----------      -----------
  Numerator - income (loss)                     $    29,362     $   (238,342)

  Denominator - weighted average number of
    shares outstanding                           73,208,947       42,163,422
                                                 ----------      -----------
  Income (loss) per share                       $      0.00     $      (0.01)
                                                 ==========      ===========

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000


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

    Description               Estimated Useful Life
    -----------------------   ---------------------
    Furniture and fixtures         3 to 7 years
    Machinery and equipment        5 to 7 years
    Computers                      5 years
    Vehicles                       5 years
    Leasehold improvements        15 years
    Buildings                     15 years

  g.  Restricted Cash

  The Company holds a certificate of deposit with a Canadian bank in the amount of $41,661 as of March 31, 2001 and December 31, 2000, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

  h.  Accounts Receivable

  Accounts receivable are shown net of an allowance for doubtful accounts of $9,363 as of March 31, 2001 and December 31, 2000.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000


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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  p.  Unaudited Financial Statements

  The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -  PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:
                                    March 31,          December 31,
                                      2001                 2000
                                    ---------          -----------
                                   (Unaudited)

  Furniture and fixtures           $   27,931         $     27,931
  Machinery and equipment           1,348,866            1,348,866
  Computers                            14,875               14,875
  Vehicles                             76,000               76,000
  Leasehold improvements              108,388              108,388
  Buildings                            48,720               48,720
  Land                                 31,561               31,561
                                    ---------          -----------
                                    1,656,341            1,656,341
    Accumulated depreciation         (788,571)            (745,497)
                                    ---------          -----------
    Net property and equipment     $  867,770         $    910,844
                                    =========          ===========

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000


NOTE 2 -  PROPERTY AND EQUIPMENT (Continued)

  Depreciation expense for the three months ended March 31, 2001 and 2000 was $43,074 and $12,768, respectively.

NOTE 3 -  ACCRUED EXPENSES

  Accrued expenses as of March 31, 2001 and December 31, 2000 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms in the past but was current in its filing during 2000 and 2001. Reasonable interest and penalties have also been accrued as of March 31, 2001 and December 31, 2000.

  The following summarizes accrued expenses as of March 31, 2001 and December 31, 2000:
                                                 March 31,       December 31,
                                                   2001             2000
                                                -----------     ------------
                                                (Unaudited)
    Accrued payroll taxes, penalties
     and interest                              $    213,775    $     211,650
    Accrued interest                                103,078           91,152
    Accrued wages                                      -              13,492
    Other                                            13,979            5,937
                                                -----------     ------------
    Total                                      $    330,832    $     322,231
                                                ===========     ============

NOTE 4 -  NOTES PAYABLE

  Notes payable consisted of the following:
                                                  March 31,     December 31,
                                                    2001            2000
                                                -----------     ------------
                                                (Unaudited)
SBA note payable to a bank, interest at
 prime +3% per annum, requires monthly
 payments of $1,860 plus interest, matures
 in December 2005, secured by machinery,
 equipment and certificate of deposit.         $     98,947    $     104,153

Note payable to a bank, interest at
 6.75% per annum, principal and interest
 due March 15, 2001, secured by a related party.     40,000           40,000

Note payable to a finance company, interest
 at 9.78% per annum, principal and interest
 of $1,762 due monthly, matures in April 2001,
 unsecured.                                           1,747            6,905
                                                -----------     ------------
  Total Notes Payable                               140,694          151,058

  Less: Current Portion                             (57,371)         (67,735)
                                                -----------     ------------
  Long-Term Notes Payable                      $     83,323    $      83,323
                                                ===========     ============

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

NOTE 4 -  NOTES PAYABLE (Continued)

  The aggregate principal maturities of notes payable are as follows:

     Year Ended
    December 31,              Amount
    ------------             --------
       2001                 $  67,735
       2002                    20,830
       2003                    20,830
       2004                    20,830
       2005                    20,833
       2006 and thereafter       -
                            ---------
          Total            $  151,058
                            =========

NOTE 5 -  NOTES PAYABLE - RELATED PARTY

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

  In January and February 2001, the Company borrowed $50,000 from an affiliate pursuant to unsecured promissory notes bearing interest at 15%, due within 30 days with an option to extend.

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

NOTE 6 -  INVESTMENT IN JOINT VENTURE (Continued)

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

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

  The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at March 31, 2001 and December 31, 2000 of $577,436. During the year ended December 31, 1999, $350,957 of contingent liabilities were settled
through a full release by the respective creditors.   During the year ended
December 31, 2000, an additional $42,400 of contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness was recorded by the Company for the years ended December 31, 2000 and 1999. Additional contingent liabilities totaling $37,500 were recorded during the year ended December 31, 2000. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

  The Company was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against the Company was filed in July 1997. The Company contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering the Company to pay a total of $31,991 plus attorney fees of approximately $12,000. The Company has been making the required payments pursuant to the judgment. The remaining balance owed at December 31, 2000 was $7,792 which is included in the Company's accounts payable. The amount was paid in full during the three months ended March 31, 2001.

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

  The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, the Company has included the full amount as a contingent liability at March 31, 2001 and December 31, 2000.

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

  On November 13, 2000, a complaint was filed against the Company alleging breach of contract in connection with a 1994 merger agreement, asking damages of $22,500 plus court costs, attorney's fees and interest. The Company filed answer on December 26, 2000 disputing the claim and requesting dismissal. The Company has recorded a contingent liability of $22,500 as of March 31, 2001 and December 31, 2000 in order to be conservative. The outcome of the case is currently unknown.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

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

NOTE 9 -  STOCK OPTIONS

  A summary of the status of the Company's stock options as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                               Weighted      Weighted
                                                Average       Average
                                               Exercise      Grant Date
                                    Options     Price        Fair Value
                                   ---------   --------      ----------
  Outstanding, December 31, 1999   5,822,667  $    0.24     $      0.00
    Granted                        3,661,334       0.07            0.01
    Expired/Canceled                (150,000)      0.11            0.00
    Exercised                     (1,959,000)      0.10            0.00
                                   ---------   --------      ----------
  Outstanding, December 31, 2000   7,375,001  $    0.20     $      0.00
                                   =========   ========      ==========
  Exercisable, December 31, 2000   7,375,001  $    0.20     $      0.00
                                   =========   ========      ==========

  There were no changes to the outstanding options during the three months ended March 31, 2001.

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000


NOTE 9 -  STOCK OPTIONS (Continued)

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

NOTE 10 -  STOCK WARRANTS

  A summary of the status of the Company's stock warrants as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                               Weighted      Weighted
                                                Average       Average
                                               Exercise      Grant Date
                                   Warrants     Price        Fair Value
                                   ---------   --------      ----------
  Outstanding, December 31, 1999   4,500,000  $    0.13     $      0.00
    Granted                        9,675,000       0.39            0.00
    Expired/Canceled              (4,500,000)      0.13            0.00
    Exercised                           -           -               -
                                   ---------   --------      ----------
  Outstanding, December 31, 2000   9,675,000       0.39            0.00
    Expired/Canceled              (7,800,000)      0.31            0.00
                                   ---------   --------      ----------
  Outstanding, March 31, 2001      1,875,000  $   0.075     $      0.00
                                   =========   ========      ==========
  Exercisable, March 31, 2001      1,875,000  $   0.075     $      0.00
                                   =========   ========      ==========

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

  During the three months ended March 31, 2001, 7,800,000 warrants exercisable at prices ranging from $0.07 to $1.00 per share expired unexercised.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2001 and December 31, 2000

NOTE 11 -  GOING CONCERN

  The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $24,035,901 at December 31, 2000, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. Management of the Company believes that revenues will increase substantially during 2001 sufficient enough to cover the costs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Industrial Ecosystems, Inc. ("IEI") is including this cautionary statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of IEI or its management or Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about IEI and its business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
---------------------
General
-------
IEI's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, IEI has pursued the development of ROP North America, LLC ("ROP"), which at March 31, 2001, was still in the development stage. IEI's results of operations include the costs of its investment in ROP.

For the quarter ended March 31, 2001, the functional currency for IEI's foreign subsidiaries has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the period ended March 31, 2001, IEI had a gain of $977 as a result of foreign currency translation adjustment.

Quarter ended March 31, 2001 compared to March 31, 2000
-------------------------------------------------------
Total revenues for the quarter ended March 31, 2001 were $304,548 and direct costs associated therewith were $148,524, or approximately 48.8% of revenue. During the quarter ended March 31, 2000, total revenues were $127,968 and direct costs associated therewith were $105,967 or approximately 82.8% of revenues. The increase of $176,580 in revenues and decrease in direct costs as a percent of revenues for the current period as compared to the prior period can be attributed to additional remediation work from BP-Amoco and management's successful efforts to control operating costs, a trend which management hopes will continue during the balance of the fiscal year 2001. However, there is no guarantee that IEI's revenues for the current quarter will be sustained and IEI cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the quarter ended March 31, 2001 total operating expenses were $257,103, consisting of the direct costs listed above, general and administrative expenses of $65,505 and depreciation and amortization expenses of $43,074, resulting in income from operations of $47,445.

For the quarter ended March 31, 2000 total operating expenses were $254,488, consisting of the direct costs listed above, general and administrative expenses of $241,720 and depreciation and amortization expenses of $12,768, resulting in a loss from operations of $232,487. The operating expenses for the quarter ended March 31, 2001 are substantially lower than IEI's operating expenses incurred for the quarter ended March 31, 2000 due to management's ongoing efforts to reduce expenses. IEI anticipates that operating expenses will remain at approximately the same level for the balance of its fiscal year unless significant new contracts require additions to the workforce.

Interest Expense. Interest expense for the quarter ended March 31, 2001 was $18,083, compared to $14,122 for the same period in 2000, which is attributed to notes payable and the line-of-credit obtained from a related party (See Notes 4 and 5 to the Financial Statements).

Including the foreign currency adjustment of $977, IEI had net comprehensive income of $30,339 for the quarter ended March 31, 2001 compared to a net comprehensive loss of $247,604 for the quarter ended March 31, 2000. The basic earnings per share was $0.00 compared to a $0.01 loss per share for the quarter ended March 31, 2000. IEI believes that the current quarter results reflect the beginning of a turnaround in IEI's operations and hopes to maintain and increase IEI's profitability through the balance of the fiscal year.

Liquidity and Capital Resources
-------------------------------
Historically, the issuance of common stock has been utilized by IEI for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for the continued development activities of IEI. However, during the current quarter, IEI did not need to issue any additional stock to finance current operations, although it may need to do so at some time during the balance of the fiscal year.

IEI had a working capital deficit of $375,781 with cash and cash equivalents of $5,682, and restricted cash of $41,661 at March 31, 2001. Cash used in operations for the quarter ended March 31, 2001, was $76,918 and was derived primarily from cash received from notes payable. During the quarter ended March 31, 2001, IEI used up a substantial portion of proceeds from the sale of common stock and warrants and the exercise of outstanding options in the period ended December 31, 2000.

IEI's accounts receivables increased $164,497 during the period, which reflects the amount of work substantially completed. IEI expects these receivables to be timely paid. (See Note 1h and 1n to the Consolidated Financial Statements).

Because IEI has an accumulated deficit of $24,035,901 at December 31, 2000, has a working capital deficit and limited internal financial resources, the report of IEI's auditor at December 31, 2000 contains a going concern modification as to the ability of IEI to continue. Beginning in late fiscal year 1998 and throughout fiscal year 2000, IEI implemented measures to reduce cash outflows and increase working capital thru the issuance of additional shares of common stock for cash, services and conversion of debt. IEI is aware of its ongoing cash requirements and will continue to monitor its general and administrative expenses until increased revenues justify increased expenditures. Additionally, IEI's management has developed an overall strategy and certain financing options to meet its operating needs through December 31, 2001.

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

IEI has signed agreements with a number of sales consultants who are actively seeking opportunities to market IEI's products and services. However, at March 31, 2001, no firm commitments or contracts for remediation work had been signed and management cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At March 31, 2001, IEI has recorded $330,832 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings.

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

IEI has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by IEI although IEI has issued shares of its common stock to such individuals as payment of such debts or because IEI is uncertain as the whether the creditors are holding IEI responsible to certain debts incurred by former officers and directors of IEI. At March 31, 2001, IEI has recorded total contingent liabilities of $577,436.

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

IEI was involved in certain litigation during 1998 and 1999 with a New Mexico limited liability company regarding an open account and a distribution agreement. A complaint against IEI was filed in July 1997. IEI contended that they had never ordered the product delivered and that the distribution agreement was breached. On January 3, 2000, a judgment was entered into ordering IEI to pay a total of $31,991 plus attorney fees of approximately $12,000. IEI has been making the required payments pursuant to the judgment. The remaining balance owed at December 31, 2000 was $7,792 which is included in IEI's accounts payable. The amount was paid in full during the period ended March 31, 2001.

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

IEI claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, IEI may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, IEI has included the full amount as a contingent liability at December 31, 2000 and March 31, 2001.

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

On November 13, 2000, a complaint was filed against IEI by the Worthington Company and Paul Parshall in the Franklin County Common Pleas Court in Columbus, Ohio alleging breach of contract in connection with a 1994 merger agreement, and asking damages of $22,500 plus court costs, attorney's fees and interest. Mr. Parshall is a former officer, director and promoter of IEI. IEI filed answer on December 26, 2000 disputing the claim and requesting dismissal. On May 4, 2001, a Motion for Summary Judgment was filed by the Worthington Company and Paul Parshall. IEI must respond to the Motion for Summary Judgment by May 28, 2001. IEI has no basis for assessing the outcome of the litigation at this time.

                      ITEM 2.  CHANGES IN SECURITIES

IEI filed an S-1 Registration Statement to register on behalf of certain shareholders, including John P. Crowe (collectively, the "Selling Shareholders") shares and shares issuable on the exercise of warrants sold to such individuals during the period from November 1999 through June 2000. The Registration Statement was effective on September 18, 2000. Certain shares were sold by the Selling Shareholders while the Registration Statement was effective, however none of the warrants issued were exercised within the necessary period following the effective date, and IEI received no proceeds. Accordingly, on March 26, 2001, IEI filed an amendment to the Registration Statement deregistering the unsold shares and the shares issuable on exercise of the warrants.


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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: May 18, 2001                    By/S/Tom Jarnagin, President and
                                       Director