Form 10QSB
period 2001-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 2001-08-20
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2001

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         73,208,947
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2001

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


ASSETS

                                         June 30,          December 31,
                                          2001                2000
                                      ------------          ------------
                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents (Note 1) $      10,664         $      42,964
  Restricted cash (Note 1)                  41,295                41,661
  Accounts receivable, net (Note 1)         40,334                51,040
  Prepaid expenses                            -                    4,928
                                      ------------          ------------
    Total Current Assets                    92,293               140,593
                                      ------------          ------------
PROPERTY AND EQUIPMENT (Net)
 (Notes 1 and 2)                           830,475               910,844
                                      ------------          ------------
    TOTAL ASSETS                     $     922,768         $   1,051,437
                                      ============          ============



The accompany notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                         June 30,          December 31,
                                          2001                2000
                                      ------------          ------------
                                      (Unaudited)
CURRENT LIABILITIES
  Accounts payable                   $      43,672         $      94,821
  Accrued expenses (Note 3)                329,786               322,231
  Notes payable, related party
  (Note 5)                                 154,000               105,000
  Notes payable, current portion
  (Note 4)                                  45,323                67,735
                                      ------------          ------------
    Total Current Liabilities              572,781               589,787
                                      ------------          ------------
LONG-TERM DEBT
  Notes payable (Note 4)                    82,590                83,323
                                      ------------          ------------
    Total Long-Term Debt                    82,590                83,323
                                      ------------          ------------
    Total Liabilities                      655,371               673,110
                                      ------------          ------------

COMMITMENTS AND CONTINGENCIES
 (Note 7)                                  577,436               577,436
                                      ------------          ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 100,000,000 shares
   authorized of $0.001 par value,
   73,208,947 shares issued and
   outstanding                              73,209                73,209
  Additional paid-in capital            23,757,090            23,757,090
  Other comprehensive income                 4,361                 6,493
  Accumulated deficit                  (24,144,699)          (24,035,901)
                                      ------------          ------------
    Total Stockholders' Equity
    (Deficit)                             (310,039)             (199,109)
                                      ------------          ------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)   $     922,768         $   1,051,437
                                      ============          ============



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                       For the                              For the
                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                                 2001             2000               2001             2000
                                              ----------       ----------         ----------       ----------
REVENUES                                      $   86,567       $    5,972         $  391,115       $  133,940
                                              ----------       ----------         ----------       ----------
EXPENSES

  Direct cost                                     73,364           44,140            221,888          150,107
  General and administrative                     104,851          204,325            170,356          446,045
  Depreciation and amortization                   26,732           14,361             69,806           27,129
                                              ----------       ----------         ----------       ----------
    Total Expenses                               204,947          262,826            462,050          623,281
                                              ----------       ----------         ----------       ----------
    Income (Loss) from Operations               (118,380)        (256,854)           (70,935)        (489,341)
                                              ----------       ----------         ----------       ----------
OTHER INCOME (EXPENSE)

  Gain on sale of assets                           2,000             -                 2,000             -
  Other income                                      -              13,938               -              22,205
  Impairment of goodwill                            -            (379,981)              -            (379,981)
  Interest expense                               (21,780)         (15,635)           (39,863)         (29,757)
                                              ----------       ----------         ----------       ----------
    Total Other Income (Expense)                 (19,780)        (381,678)           (37,863)        (387,533)
                                              ----------       ----------         ----------       ----------
NET (LOSS)                                      (138,160)        (638,532)          (108,798)        (876,874)
                                              ----------       ----------         ----------       ----------
OTHER COMPREHENSIVE INCOME
 (LOSS)

  Gain (loss) on foreign currency
   adjustments                                    (3,109)           5,780             (2,132)          (3,482)
                                              ----------       ----------         ----------       ----------
NET COMPREHENSIVE (LOSS)                      $ (141,269)      $ (632,752)        $ (110,930)      $ (880,356)
                                              ==========       ==========         ==========       ==========
BASIC (LOSS) PER SHARE                        $    (0.00)      $    (0.01)        $    (0.00)      $    (0.02)
                                              ==========       ==========         ==========       ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                        73,208,947       43,177,420         73,208,947       42,818,414
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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity (Deficit) (Continued)



                                                                    Additional       Other
                                             Common Stock            Paid-In      Comprehensive    Accumulated
                                         Shares        Amount        Capital         Income          Deficit
                                       ----------     --------     ------------     --------     -------------
Balance Forward                        66,600,613    $  66,601    $  23,443,383    $  26,760    $  (22,808,487)

Common stock issued for
 cash at $0.03 per share                3,333,334        3,333           96,667         -                 -

Common stock and warrants
 issued for cash at $0.04
 per share                              1,875,000        1,875           73,125         -                 -

Common stock issued through
 exercise of options at $0.055
 per share                                200,000          200           10,800         -                 -

Common stock issued through
 exercise of options at $0.05
 per share                              1,200,000        1,200           58,800         -                 -

Additional goodwill through
 granting of options                         -            -              26,215         -                 -

Additional expense recorded through
 granting of options/warrants                -            -              48,100         -                 -

Currency translation adjustment              -            -                -         (20,267)             -

Net loss for the year ended
 December 31, 2000                           -            -                -            -           (1,227,414)
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2000             73,208,947       73,209       23,757,090         6,493      (24,035,901)

Currency translation adjustment
 (unaudited)                                 -            -                -           (2,132)            -

Net income for the six months
 ended June 30, 2001 (unaudited)             -            -                -             -            (108,798
                                       ----------     --------     ------------     --------     -------------
Balance, June 30, 2001
 (unaudited)                           73,208,947    $  73,209    $  23,757,090    $   4,361    $  (24,144,699)
                                       ==========     ========     ============     ========     =============



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                       For the                              For the
                                                  Three Months Ended                   Six Months Ended
                                                       June 30,                            June 30,
                                                 2001             2000               2001             2000
                                              ----------       ----------         ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net (loss)                                  $ (138,160)      $ (638,532)        $ (108,798)      $ (876,874)
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
    Depreciation and amortization                 26,732           14,361             69,806           27,129
    (Gain) on sale of equipment                   (2,000)            -                (2,000)            -
    Impairment of goodwill                          -             379,981               -             379,981
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable   175,203           77,177             10,706            9,643
    (Increase) decrease in deposits and prepaid
     expenses                                        491           26,667              4,928           (8,333)
    (Increase) decrease in restricted cash           366             -                   366              306
    Increase (decrease) in accounts payable      (52,277)         (36,341)           (51,149)         (37,838)
    Increase (decrease) in accrued expenses        6,408          (22,534)            15,986          (20,986)
    Increase (decrease) in bank overdraft           -               2,485               -               2,485
    Increase (decrease) in investor deposits        -             (15,000)              -                -
                                              ----------       ----------         ----------       ----------
      Net Cash (Used) by Operating Activities     16,763         (211,736)           (60,155)        (524,487)
                                              ----------       ----------         ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of fixed assets                          -             (30,796)              -             (30,796)
  Proceeds from sale of equipment                  2,000             -                 2,000             -
                                              ----------       ----------         ----------       ----------
      Net Cash Provided (Used) by
       Investing Activities                        2,000          (30,796)             2,000          (30,796)
                                              ----------       ----------         ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on notes payable            (13,781)         (14,800)           (24,145)         (39,474)
  Cash received from notes payable - related        -                -                50,000             -
  Issuance of common stock for cash                 -              30,000               -             550,480
                                              ----------       ----------         ----------       ----------
      Net Cash Provided by Financing
       Activities                                (13,781)          15,200             25,855          511,006
                                              ----------       ----------         ----------       ----------
NET INCREASE (DECREASE) IN CASH                    4,982         (227,332)           (32,300)         (44,277)
                                              ----------       ----------         ----------       ----------
CASH AT BEGINNING OF PERIOD                        5,682          227,332             42,964           44,277
                                              ----------       ----------         ----------       ----------
CASH AT END OF PERIOD                         $   10,664       $     -            $   10,664       $     -
                                              ==========       ==========         ==========       ==========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

  Interest                                    $   11,025       $   15,635         $   17,858       $   29,757
  Income taxes                                $     -          $     -            $     -          $     -




The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000


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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000


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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000


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

  g.  Restricted Cash

  The Company holds a certificate of deposit with a Canadian bank in the amount of $41,295 and $41,661 as of June 30, 2001 and December 31, 2000, respectively, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

  h.  Accounts Receivable

  Accounts receivable are shown net of an allowance for doubtful accounts of $9,281 and $9,363 as of June 30, 2001 and December 31, 2000, respectively.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000


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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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

NOTE 2 -  PROPERTY AND EQUIPMENT

  Property and equipment consists of the following:
                                    June 30,          December 31,
                                      2001                 2000
                                    ---------          -----------
                                   (Unaudited)

  Furniture and fixtures           $   27,931         $     27,931
  Machinery and equipment           1,345,187            1,348,866
  Computers                            14,875               14,875
  Vehicles                             58,423               76,000
  Leasehold improvements              107,940              108,388
  Buildings                            48,423               48,720
  Land                                 31,561               31,561
                                    ---------          -----------
                                    1,634,340            1,656,341
    Accumulated depreciation         (803,865)            (745,497)
                                    ---------          -----------
    Net property and equipment     $  830,475         $    910,844
                                    =========          ===========

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000


NOTE 3 -  ACCRUED EXPENSES

  Accrued expenses as of June 30, 2001 and December 31, 2000 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms in the past but was current in its filing during 2000 and 2001. Reasonable interest and penalties have also been accrued as of June 30, 2001 and December 31, 2000.

  The following summarizes accrued expenses as of June 30, 2001 and December 31, 2000:
                                                 June 30,       December 31,
                                                   2001             2000
                                                -----------     ------------
                                                (Unaudited)
    Accrued payroll taxes, penalties
     and interest                              $    213,629    $     211,650
    Accrued interest                                113,157           91,152
    Accrued wages                                      -              13,492
    Other                                             3,000            5,937
                                                -----------     ------------
    Total                                      $    329,786    $     322,231
                                                ===========     ============

NOTE 4 -  NOTES PAYABLE

  Notes payable consisted of the following:
                                                  June 30,     December 31,
                                                    2001            2000
                                                -----------     ------------
                                                (Unaudited)
SBA note payable to a bank, interest at
 prime +3% per annum, requires monthly
 payments of $1,860 plus interest, matures
 in December 2005, secured by machinery,
 equipment and certificate of deposit.         $     92,913    $     104,153

Note payable to a bank, interest at
 6.75% per annum, principal and interest
 due March 15, 2001, secured by a related party.     35,000           40,000

Note payable to a finance company, interest
 at 9.78% per annum, principal and interest
 of $1,762 due monthly, matures in April 2001,
 unsecured.                                            -               6,905
                                                -----------     ------------
  Total Notes Payable                               127,913          151,058

  Less: Current Portion                             (45,323)         (67,735)
                                                -----------     ------------
  Long-Term Notes Payable                      $     82,590    $      83,323
                                                ===========     ============

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

  The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at June 30, 2001 and December 31, 2000 of $577,436. During the year ended December 31, 1999, $350,957 of contingent liabilities were settled
through a full release by the respective creditors.   During the year ended
December 31, 2000, an additional $42,400 of contingent liabilities were settled through a full release by the respective creditors. Corresponding income from the debt forgiveness was recorded by the Company for the years ended December 31, 2000 and 1999. Additional contingent liabilities totaling $37,500 were recorded during the year ended December 31, 2000. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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

  The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, the Company has included the full amount as a contingent liability at June 30, 2001 and December 31, 2000.

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

  On November 13, 2000, a complaint was filed against the Company alleging breach of contract in connection with a 1994 merger agreement, asking damages of $22,500 plus court costs, attorney's fees and interest. The Company filed answer on December 26, 2000 disputing the claim and requesting dismissal. The Company has recorded a contingent liability of $22,500 as of June 30, 2001 and December 31, 2000 in order to be conservative. The outcome of the case is currently unknown.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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
                                   =========   ========      ==========

  There were no changes to the outstanding options during the six months ended June 30, 2001.

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000


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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

NOTE 10 -  STOCK WARRANTS

  A summary of the status of the Company's stock warrants as of December 31, 2000 and changes during the year ending December 31, 2000 are presented below:

                                               Weighted      Weighted
                                                Average       Average
                                               Exercise      Grant Date
                                   Warrants     Price        Fair Value
                                   ---------   --------      ----------
  Outstanding, December 31, 1999   4,500,000  $    0.13     $      0.00
    Granted                        9,675,000       0.39            0.00
    Expired/Canceled              (4,500,000)      0.13            0.00
    Exercised                           -           -               -
                                   ---------   --------      ----------
  Outstanding, December 31, 2000   9,675,000       0.39            0.00
    Expired/Canceled              (7,800,000)      0.31            0.00
                                   ---------   --------      ----------
  Outstanding, June 30, 2001       1,875,000  $   0.075     $      0.00
                                   =========   ========      ==========
  Exercisable, June 30, 2001       1,875,000  $   0.075     $      0.00
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

  During the six months ended June 30, 2001, 7,800,000 warrants exercisable at prices ranging from $0.07 to $1.00 per share expired unexercised.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2001 and December 31, 2000

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

Results of Operations
---------------------
General
-------
IEI's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, IEI has pursued the development of ROP North America, LLC ("ROP"), which at June 30, 2001, was still in the development stage. IEI's results of operations include the costs of its investment in ROP.

For the six months ended June 30, 2001, the functional currency for IEI's foreign subsidiaries has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the period ended June 30, 2001, IEI had a loss of $2,132 as a result of foreign currency translation adjustment.

Three and Six months ended June 30, 2001 compared to June 30, 2000
------------------------------------------------------------------
Total revenues for the three and six months ended June 30, 2001 were $86,567 and $391,115, respectively, and direct costs associated therewith were $73,364 and $221,888, respectively, or approximately 85% and 57%, respectively, of revenue. During the three and six months ended June 30, 2000, total revenues were $5,972 and $133,940, respectively, and direct costs associated therewith were $44,140 and $150,107, respectively, or approximately 739% and 112% of revenues. The increase in revenues and decrease in direct costs as a percent of revenues for the current period as compared to the prior period can be attributed to additional remediation work from BP-Amoco and management's successful efforts to control operating costs, a trend which management hopes will continue during the balance of the fiscal year 2001. However, there is no guarantee that IEI's revenues for the current quarter will be sustained and IEI cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the three and six months ended June 30, 2001, total operating expenses were $204,947 and $462,050, respectively, consisting of the direct costs listed above, general and administrative expenses of $104,851 and $170,356, and depreciation and amortization expenses of $26,732 and $69,806, respectively, resulting in losses from operations of $118,370 and $70,935.

For the three and six months ended June 30, 2000 total operating expenses were $262,826 and $623,281, respectively, consisting of the direct costs listed above, general and administrative expenses of $204,325 and $446,045, and depreciation and amortization expenses of $14,361 and $27,129, respectively, resulting in a loss from operations of $256,854 and $489,341. The operating expenses for the three and six months ended June 30, 2001 are substantially lower than IEI's operating expenses incurred for the same periods ended June 30, 2000 due to management's ongoing efforts to reduce expenses. IEI anticipates that operating expenses will remain at approximately the same level for the balance of its fiscal year unless significant new contracts require additions to the workforce.

Other Income and Expense. Interest expense for the three and six months ended June 30, 2001 was $21,780 and $39,863, compared to $15,635 and $29,757 for the same periods in 2000. IEI also booked an impairment of goodwill expense in the three and six months ended June 30, 2000, of $379,981 related to the acquisition of the remaining 50% interest in ROP North America, Inc. Total other expense for the three and six months ended June 30, 2001 was $19,780 and $37,863, respectively, compared with $381,678 and $387,533 for the same periods ended June 30, 2000.

Including the foreign currency adjustment loss of $2,132, IEI had a net comprehensive loss of $110,930 for the six months ended June 30, 2001 compared to a net comprehensive loss of $880,356 for the six months ended June 30, 2000. The basic earnings per share was $0.00 compared to a $0.02 loss per share for the six months ended June 30, 2000. Although IEI has not realized a net gain for the current six month period, management believes that the six month results are indicative of the beginning of a turnaround in IEI's operations and hopes to achieve profitability through the balance of the fiscal year.

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

IEI had a working capital deficit of $480,488 with cash and cash equivalents of $10,664, and restricted cash of $41,295 at June 30, 2001. Cash used in operations for the six months ended June 30, 2001, was $60,155 and was derived primarily from a decrease in accounts receivable and cash received from notes payable. IEI's accounts receivables decreased $175,203 during the period, which reflects the amount of work substantially completed for which IEI was timely paid.

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

IEI has signed agreements with a number of sales consultants who are actively seeking opportunities to market IEI's products and services. However, at June 30, 2001, no firm commitments or contracts for remediation work had been signed and management cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At June 30, 2001, IEI has recorded $329,786 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings.

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

IEI has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by IEI although IEI has issued shares of its common stock to such individuals as payment of such debts or because IEI is uncertain as the whether the creditors are holding IEI responsible to certain debts incurred by former officers and directors of IEI. At June 30, 2001, IEI has recorded total contingent liabilities of $577,436.

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

IEI claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, IEI may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, IEI has included the full amount as a contingent liability at December 31, 2000 and June 30, 2001.

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

On November 13, 2000, a complaint was filed against IEI by the Worthington Company and Paul Parshall in the Franklin County Common Pleas Court in Columbus, Ohio alleging breach of contract in connection with a 1994 merger agreement, and asking damages of $22,500 plus court costs, attorney's fees and interest. Mr. Parshall is a former officer, director and promoter of IEI. IEI filed answer on December 26, 2000 disputing the claim and requesting dismissal. On May 4, 2001, a Motion for Summary Judgment was filed by the Worthington Company and Paul Parshall. IEI is in the process of negotiating a settlement at the date of this filing.

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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: August 16, 2001                By/S/Magaly Bianchini,
                                       Secretary/Treasurer and Director