Form 10QSB
period 2001-09-30
INDUSTRIAL ECOSYSTEMS INC
filed 2001-11-14
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 2001

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                         73,208,947
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of September 30, 2001

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets


ASSETS
------
                                        September 30,     December 31,
                                             2001             2000
                                        ------------      -----------
                                         (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents              $     44,347      $    42,964
 Restricted cash                              39,582           41,661
 Accounts receivable, net                     59,629           51,040
 Prepaid expenses                               -               4,928
                                        ------------      -----------
   Total Current Assets                      143,558          140,593
                                        ------------      -----------
PROPERTY AND EQUIPMENT (Net)                 742,499          910,844
                                        ------------      -----------
TOTAL ASSETS                            $    886,057      $ 1,051,437
                                        ============      ===========













The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

                                        September 30,     December 31,
                                             2001             2000
                                        ------------      -----------
                                         (Unaudited)
CURRENT LIABILITIES
 Accounts payable                       $     71,886      $    94,821
 Accrued expenses                            347,799          322,231
 Notes payable, related party                204,000          105,000
 Notes payable, current portion               34,948           67,735
                                        ------------      -----------
   Total Current Liabilities                 658,633          589,787
                                        ------------      -----------
LONG-TERM DEBT
 Notes payable                                79,164           83,323
                                        ------------      -----------
   Total Long-Term Debt                       79,164           83,323
                                        ------------      -----------
   Total Liabilities                         737,797          673,110
                                        ------------      -----------
COMMITMENTS AND CONTINGENCIES                577,436          577,436
                                        ------------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock; 100,000,000 shares
  authorized of $0.001 par value,
  73,208,947 shares issued and
  outstanding                                 73,209           73,209
 Additional paid-in capital               23,757,090       23,757,090
 Other comprehensive income                   56,647            6,493
 Accumulated deficit                     (24,316,122)     (24,035,901)
                                        ------------      -----------
   Total Stockholders' Equity (Deficit)     (429,176)        (199,109)
                                        ------------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                       $    886,057      $ 1,051,437
                                        ============      ===========






The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                       For the                For the
                                  Three Months Ended     Nine Months Ended
                                    September 30,           September 30,
                                  2001       2000        2001       2000
                              ----------  ----------  ----------  ----------
REVENUES                      $  261,715  $   64,595  $  652,830  $  198,535

EXPENSES
 Direct cost                     213,694      90,545     435,582     240,652
 General and administrative      124,516     205,220     294,872     651,265
 Depreciation and amortization    74,203      37,510     144,009      64,639
                              ----------  ----------  ----------  ----------
   Total Expenses                412,413     333,275     874,463     956,556
                              ----------  ----------  ----------  ----------
   Income (Loss) from
    Operations                  (150,698)   (268,680)   (221,633)   (758,021)
                              ----------  ----------  ----------  ----------
OTHER INCOME (EXPENSE)
 Gain (loss) on sale of assets      -        (42,835)      2,000     (42,835)
 Other income                       -           -           -         22,205
 Impairment of goodwill             -           -           -        (93,025)
 Interest expense                (20,725)    (20,169)    (60,588)    (49,926)
                              ----------  ----------  ----------  ----------
   Total Other Income (Expense)  (20,725)    (63,004)    (58,588)   (163,581)
                              ----------  ----------  ----------  ----------
NET (LOSS)                      (171,423)   (331,684)   (280,221)   (921,602)
                              ----------  ----------  ----------  ----------
OTHER COMPREHENSIVE INCOME
 (LOSS)
 Gain (loss) on foreign currency
  adjustments                     67,286      20,250      65,154      16,768
                              ----------  ----------  ----------  ----------
NET COMPREHENSIVE (LOSS)      $ (104,137) $ (311,434) $ (215,067) $ (904,834)
                              ==========  ==========  ==========  ==========
BASIC (LOSS) PER SHARE        $    (0.00) $    (0.01) $    (0.00) $    (0.02)
                              ==========  ==========  ==========  ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING        73,208,947  43,177,420  73,208,947  42,818,414
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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholder's Equity (Deficit) (Continued)



                                                                    Additional       Other
                                             Common Stock            Paid-In      Comprehensive    Accumulated
                                         Shares        Amount        Capital         Income          Deficit
                                       ----------     --------     ------------     --------     -------------
Balance Forward                        66,600,613    $  66,601    $  23,443,383    $  26,760    $  (22,808,487)

Common stock issued for
 cash at $0.03 per share                3,333,334        3,333           96,667         -                 -

Common stock and warrants
 issued for cash at $0.04
 per share                              1,875,000        1,875           73,125         -                 -

Common stock issued through
 exercise of options at $0.055
 per share                                200,000          200           10,800         -                 -

Common stock issued through
 exercise of options at $0.05
 per share                              1,200,000        1,200           58,800         -                 -

Additional goodwill through
 granting of options                         -            -              26,215         -                 -

Additional expense recorded through
 granting of options/warrants                -            -              48,100         -                 -

Currency translation adjustment              -            -                -         (20,267)             -

Net loss for the year ended
 December 31, 2000                           -            -                -            -           (1,227,414)
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2000             73,208,947       73,209       23,757,090         6,493      (24,035,901)

Currency translation adjustment
 (unaudited)                                 -            -                -           65,154             -

Net income for the nine months
 ended September 30, 2001
 (unaudited)                                 -            -                -             -            (280,221)
                                       ----------     --------     -------------    ---------    -------------
Balance, September 30, 2001
 (unaudited)                           73,208,947    $  73,209    $   23,757,090   $   71,647   $  (24,316,122)
                                       ==========     ========     =============    =========    =============



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                              For the
                                                        Nine Months Ended
                                                          September 30,
                                                         2001        2000
                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss)                                          $ (280,221)  $ (921,602)
 Adjustments to reconcile net (loss) to net
  cash used by operating activities:
  Depreciation and amortization                         144,009       64,639
  (Gain) on sale of equipment                            (2,000)      42,835
  Impairment of goodwill                                   -          93,025
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable             (8,589)      11,241
  (Increase) decrease in deposits and prepaid
   expenses                                               4,928         -
  (Increase) decrease in restricted cash                  2,079        1,833
  Increase (decrease) in accounts payable               (22,935)      10,782
  Increase (decrease) in accrued expenses               115,058      (30,610)
                                                     ----------   ----------
   Net Cash (Used) by Operating Activities              (47,671)    (727,857)
                                                     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Sale of fixed assets                                     2,000       34,000
 Purchase of fixed assets                                  -         (30,796)
                                                     ----------   ----------
   Net Cash Provided by Investing Activities              2,000        3,204
                                                     ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                    (36,946)     (46,991)
 Cash received from notes payable - related              84,000      152,000
 Issuance of common stock for cash                         -         650,480
                                                     ----------   ----------
   Net Cash Provided by Financing Activities             47,054      755,489
                                                     ----------   ----------
NET INCREASE IN CASH                                      1,383       30,836

CASH AT BEGINNING OF PERIOD                              42,964       44,277
                                                     ----------   ----------
CASH AT END OF PERIOD                                $   44,347   $   75,113
                                                     ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
 Interest                                            $   17,858   $   36,502
 Income taxes                                        $     -      $     -






The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2001 and December 31, 2000


NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $24,316,122 and $24,035,901 at September 30, 2001 and December 31, 2000, respectively, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Over the past couple of years, the Company has effected measures to reduce cash outflows and increase working capital through the issuance shares of its common stock for cash, services and conversion of debt. The Company still continues to operate at a loss, however management believes that it has implemented a cash flow plan and has developed an overall strategy and certain financing options that will assist the Company in meeting its ongoing needs. Management of the Company believes that revenues are beginning to increase and will continue to increase enough during the next year to cover its operating costs and expenses. It is the intent of management to rely upon additional equity financing, if required, to sustain operations until revenues are adequate to cover the costs and expenses.

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

Results of Operations
---------------------
General
-------
IEI's revenues are generated primarily by its business operations in the United States through its wholly owned subsidiary Environmental Protection Company ("EPC"). Since March, 1998, IEI has pursued the development of ROP North America, LLC ("ROP"), which at September 30, 2001, was still in the development stage. IEI's results of operations include the costs of its investment in ROP.

For the nine months ended September 30, 2001, the functional currency for IEI's foreign subsidiaries has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the nine months ended September 30, 2001, IEI had a gain of $65,154 as a result of foreign currency translation adjustment.

Three and Nine months ended September 30, 2001 compared to September 30, 2000
-----------------------------------------------------------------------------
Total revenues for the three and nine months ended September 30, 2001 were $261,715 and $652,830, respectively, and direct costs associated therewith were $213,694 and $435,582, respectively, or approximately 82% and 67% of revenue, respectively. Total revenues during the three and nine month period ended September 30, 2000 were $64,595 and $198,535, respectively, with direct costs of $90,545 and $240,652 or approximately 140% and 121%, respectively, of revenues. The increase in revenues for the three and nine month periods as compared to the prior fiscal 2000 periods can be attributed to additional remediation work from BP-Amoco, a trend which management hopes will continue during the balance of the fiscal year 2001. Although direct costs as a percent of revenues for the nine month period ended September 30, 2001 (67%) were down significantly compared to the same period ended September 30, 2000 (121%), direct costs as a percent of sales for the three month period ended September 30, 2001 (82%) increased, although still substantially lower than the same period in 2000 (140%). There is no guarantee that IEI's revenues for the current quarter will be sustained and that direct costs will not increase. IEI cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the three and nine months ended September 30, 2001, total operating expenses were $412,413 and $874,463, respectively, consisting of the direct costs listed above, general and administrative expenses of $124,516 and $294,872, and depreciation and amortization expenses of $74,203 and $144,009, resulting in losses from operations of $150,698 and $221,633, respectively. For the three and nine months ended September 30, 2000 total operating expenses were $333,275 and $956,556, respectively, consisting of the direct costs listed above, general and administrative expenses of $205,220 and $651,265, and depreciation and amortization expenses of $37,510 and 64,639, resulting in a loss from operations of $268,680 and $758,021, respectively.

The improved ratio of operating expenses to revenues for the three and nine months ended September 30, 2001 compared to the same periods ended September 30, 2000 is due to substantial increases in revenues for the most recent reporting periods and management's ongoing efforts to reduce general and administrative expenses. IEI anticipates that its monthly general and administrative expenses will remain at approximately the same level for the balance of its fiscal year unless significant new contracts require additions to the workforce.

Other Income and Expense. Interest expense for the three and nine months ended September 30, 2001 was $20,725 and $60,588, compared to $20,169 and $49,926 for the same periods in 2000. IEI also booked a $42,835 loss on sale of assets in the three months ended September 30, 2000 and an $93,025 impairment of goodwill expense in the nine months ended September 30, 2000, related to the acquisition of the remaining 50% interest in ROP North America, Inc., for which no comparable expenses were booked in 2001. Total other expense for the three and nine months ended September 30, 2001 was $20,725 and $58,588, respectively, compared with $63,004 and $163,581 for the same periods ended September 30, 2000.

Including the foreign currency adjustment gains of $67,286 and $65,154, respectively, IEI had a net comprehensive loss of $104,137 and $215,067 for the three and nine months ended September 30, 2001 compared to a net comprehensive loss, including foreign currency adjustment gains of $20,250 and $16,768, respectively, of $311,434 and $904,834 for the three and nine months ended September 30, 2000. The basic loss per share for the three and nine months ended September 30, 2001 was $0.00 and $0.00, respectively, compared to a $0.01 and $0.02 loss per share for the three and nine months ended September 30, 2000. Although IEI has not realized a net gain for the current nine month period, management believes that the nine month results are indicative of the beginning of a turnaround in IEI's operations and hopes to achieve profitability through the balance of the fiscal year.

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

IEI had a working capital deficit of $515,075 with cash and cash equivalents of $44,347, and restricted cash of $39,582 at September 30, 2001. Cash used in operations for the nine months ended September 30, 2001, was $47,671 and was derived primarily from an increase in accrued expenses and cash received from notes payable.

Because IEI has an accumulated deficit of $24,035,901 at December 31, 2000, has a working capital deficit and limited internal financial resources, the report of IEI's auditor at December 31, 2000 contains a going concern modification as to the ability of IEI to continue. IEI is aware of its ongoing cash requirements and will continue to monitor its general and administrative expenses until increased revenues justify increased expenditures. Additionally, IEI's board of directors has developed an overall strategy and certain financing options to meet its operating needs through December 31, 2001.

IEI intends to rely on additional loans and equity financing if required to sustain operations until revenues are adequate to cover costs, either through the exercise of outstanding options and warrants, or the sale of additional equity securities. IEI's ability to raise additional equity financing could be limited, to the extent applicable, to the available authorized but unissued shares of common stock less those shares reserved for the exercise of outstanding unexercised options and warrants.

IEI has signed agreements with a number of sales consultants who are actively seeking opportunities to market IEI's products and services. However, at September 30, 2001, no firm commitments or contracts for remediation work had been signed and management cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At September 30, 2001, IEI has recorded $347,799 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings.

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

IEI has reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by IEI although IEI has issued shares of its common stock to such individuals as payment of such debts or because IEI is uncertain as the whether the creditors are holding IEI responsible to certain debts incurred by former officers and directors of IEI. At September 30, 2001, IEI has recorded total contingent liabilities of $577,436.

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

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

IEI is involved in litigation with Middlemarch Farms, Ltd. (Middlemarch), a Canadian company, whereby Middlemarch is claiming a security interest in certain property transferred to the joint venture during March 1998. Middlemarch is claiming that there is an outstanding balance due of $230,300 plus interest. The property subject to the security interest is comprised of the some of the assets and liabilities which were transferred to the joint venture in March 1998.

IEI claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $577,436 at December 31, 2000). If Middlemarch proceeds with its claim, IEI may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, IEI has included the full amount as a contingent liability at December 31, 2000 and September 30, 2001.

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

On November 13, 2000, a complaint was filed against IEI by the Worthington Company and Paul Parshall in the Franklin County Common Pleas Court in Columbus, Ohio alleging breach of contract in connection with a 1994 merger agreement, and asking damages of $22,500 plus court costs, attorney's fees and interest. Mr. Parshall is a former officer, director and promoter of IEI. IEI filed answer on December 26, 2000 disputing the claim and requesting dismissal. In August 2001, IEI negotiated a settlement in this action for a total of $17,000, to be paid as a one time payment of $5,000, with monthly payments of $1,000 for twelve months. At the date of this filing, IEI has paid the $5,000 and two $1,000 monthly payments.

                      ITEM 2.  CHANGES IN SECURITIES
     None.

                 ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                       ITEM 5.  OTHER INFORMATION

In August, 2001, Tom Jarnagin resigned as President and also as a director. John Crowe and John Kiely were appointed to the board of directors, and John Kiely was appointed as President.


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

                                      INDUSTRIAL ECOSYSTEMS, INC.
                                      [Registrant]

Dated: November 13, 2001               By/S/John Kiely, President and Director

                                       By/S/John Crowe, Director

                                       By/S/Magaly Bianchini,
                                       Secretary/Treasurer and Director