Form 10KSB
period 2001-12-31
INDUSTRIAL ECOSYSTEMS INC
filed 2002-04-15
CIK 930764

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended       December 31, 2001
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

  State issuer's revenues for its most recent fiscal year:  $981,600

  State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:

  Based on the average bid and asked prices of the common stock at March 27, 2002, of $0.017 per share, the market value of shares held by nonaffiliates (45,248,824 shares), would be $769,230.

  As of March 27, 2002, the Registrant had 73,208,947 shares of common stock issued and outstanding.

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

Business in General
-------------------
Industrial Ecosystems, Inc. was incorporated in the state of Utah in July 1993 under the name Agri World Development Corp. In January 1994, we changed our name to Industrial Ecosystems, Inc. In March 1994, we acquired 100% of the equity securities of Environmental Protection Company, a New Mexico corporation ("EPC") in exchange for shares of our common stock. Until the acquisition of EPC, we had no operating activities. EPC was and is in the excavation and bioremediation business and operates principally in the Farmington, New Mexico area.

In June 1994, through a wholly-owned Canadian subsidiary, IEI Canada, Inc. ("IEI Canada"), we acquired 100% of I.T.E. Ecosystems, Inc., Amlin Grain Roasting, Inc. and a minority interest in N-Viro Systems Canada, Inc. The operations of I.T.E. Ecosystems, Inc. and Amlin Grain Roasting, Inc. were discontinued during 1994. In September 1994, we incorporated three separate wholly-owned subsidiaries, RFP Management & Development Corp., ROP Management & Development Corp. and IEI Canada, Inc. In December 1996, we incorporated another wholly owned subsidiary, ROP Liquid Feed Corp. with the intent of separating various business activities into different entities. Thereafter, in March 1998, we created a Canadian entity (merger company) for the purpose of consolidating IEI Canada, Inc., ROP Liquid Food Corp, ROP Management & Development Corp. and RFP Management and Development Corp. into the merger company. The resulting consolidated entity was named IEI Canada, Inc. The assets and certain liabilities of all of these companies were later assumed by ROP North America, LLC, a joint venture company formed in March, 1998 (the "JV"), and the consolidated companies' operations were discontinued.

In June 1998, we incorporated two wholly-owned Canadian subsidiaries, 1297833 Ontario Ltd. and 1303873 Ontario, Ltd. We anticipated that these subsidiaries would enable us to carry out certain proposed remediation and waste processing operations which never materialized. Our management believed that development loans for these operations might be available only to Canadian corporations. We are now in the process of closing these subsidiaries which have never had any business operations.

On June 30, 2000, we signed an Agreement of Merger with ROP Merger Corp., a Missouri corporation, in order to accomplish the transactions contemplated in a Rights Agreement dated December 31, 1998, wherein JFJ Ecosystems, LLC ("JFJ"), our joint venture partner, had the right on or prior to December 31, 2000 to sell its 50% membership interest in the joint venture, ROP North America, LLC (the "JV") to us through a share exchange, wherein we would issue to JFJ shares of our restricted common stock in exchange for JFJ's membership interest in the JV (the "Sale Rights"). In consideration for JFJ exercising its Sale Rights, JFJ received a total of 17,107,408 shares of our common stock, plus an option to acquire an additional 2,261,334 shares of our common stock at an exercise price of $0.09 per share. In connection with the above transaction, we issued to John Crowe, one of our current directors, 1,592,522 shares of common stock for cancellation of debt of $191,550 owed to John Crowe by the JV. Mr. Crowe was not one of our directors at the time of the transaction, and although he was and is still a controlling shareholder, the terms of the transaction were approved by a majority of our disinterested shareholder.

Summary of Business Operations
------------------------------
Environmental Protection Company
--------------------------------
As indicated above, we operate a wholly owned subsidiary, EPC, which, among other things, utilizes a unique bioremediation process to reclaim contaminated soil. A majority of our excavating and soil remediation jobs are done on sites owned and operated by BP-Amoco, in and around Durango, Colorado and the Farmington, New Mexico area. At our customers' direction, the contaminated soil is excavated and transported from the BP-Amoco site to a ten acre parcel of land located five miles from Farmington, New Mexico or to the Durango site. The Farmington parcel which is owned and operated by EPC is permitted to receive and bio-convert hydrocarbon impacted soils. The Durango site is owned by BP-Amoco and operated by EPC. EPC's agreement with BP-Amoco allows for the bioremediation of only BP-Amoco soil on the EPC parcel. In 2001, approximately 100% of the BP-Amoco remediation jobs were performed on site by treatment of contaminated soil.

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

Major Customer
--------------
EPC's chief revenue source has been and continues to be its work for BP-Amoco. During fiscal year 2001, 100% of EPC's revenues were derived from BP-Amoco.
At December 31, 2001, we had no significant revenues from sources other than BP-Amoco's New Mexico or Durango sites, but we intend to continue our efforts to expand our customer and revenue base. However, EPC is highly dependent on BP-Amoco as a customer. Even though BP-Amoco has provided EPC with business over the years, BP-Amoco is under no obligation to continue as such in the future. There can be no assurance that EPC's business with BP-Amoco will continue as it has in the past. In fiscal 2001, revenues from BP-Amoco remediation work have increased compared to prior years. Our Management hopes that the increase will continue over the next twelve months.

Outside of New Mexico and Colorado, we have had little success to date marketing our bioremediation service. We have conducted a successful demonstration of our bioremediation technology for the U.S. Navy at the Pt. Molate naval fuel depot in Richmond, California but have not seen an increased demand for our bioremediation technology as a result. We plan to license our bioremediation technology to contractors that may be better positioned to garner contracts than we are.

In an effort to increase our revenues, we have entered into independent sales representative agreements with a select number of third parties to market our products and services. These third party representatives claim to have knowledge and experience in marketing the type of remediation services that we provide. We are in the process of negotiating other similar agreements. To date, no sales or service contracts have been brought to us through such independent representatives.

In an effort to expand and/or diversify our business operations, we may look to form a strategic alliance or business combination with an operating company in a similar or substantially related industry. We intend to utilize various sources in our search for potential relationships, including our officers and directors, venture capitalists, and others who may present our management with unsolicited proposals. To date, we have not engaged or entered into any discussions, negotiations, agreements or understandings regarding any potential alliances or business combinations, nor has our management engaged any consultants to specifically assist us for such purposes.

Raw Materials and Suppliers
---------------------------
All of the raw materials needed for EPC's bioremediation work are available from a wide variety of local suppliers. Raw materials are obtained on an as-needed basis and we do not anticipate any problems with obtaining all necessary materials in the future.

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

EPC's technology has only been utilized for the bioremediation of hydrocarbon contamination and our management does not know if it is appropriate or effective for multiple contaminants. Direct competition in the limited area of hydrocarbon contamination is primarily from landfill and land-spreading operations permitted to handle soils contaminated with hydrocarbons. Because EPC has access only to our existing remediation site for BP-Amoco soil, it cannot remediate contaminated soil from any other customers if the soil must be physically removed immediately from the customers' sites for health and/or safety reasons, such as proximity to residential housing. Certain of the PSCNM sites fall into this category, for instance, so that EPC becomes essentially a waste hauler transporting contaminated soil to third party landfill and land-spreading operations.

In essence, our lack of an open site for remediation of contaminated soils puts it at a competitive disadvantage with landfill and land-spreading operations which can accept contaminated soils from any potential customer. EPC's remediation opportunities are, therefore, limited to those customers for whom EPC can perform on-site work. We are in the process of assessing whether this disadvantage merits the acquisition of another remediation site.

Government Regulation
---------------------
Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. Our bioremediation operations may be subject to these evolving laws and the implementing regulations. We believe, however, that the requirements of these laws may ultimately contribute, in a number of respects, to the demand for our services. The United States environmental laws which we believe are or may be, applicable to EPC's bioremediation operations include the Resource Conservation and Recovery Act ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), the Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), the Clean Air Act of 1970, as amended (the "Clean Air Act"), Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Pollution Prevention Act of 1990 and the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").

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

EPC's remediation work to date has only been performed on sites permitted through either BP-Amoco or PSCNM. Therefore, we have not been subject to any specific regulations other than the New Mexico and Colorado State Contractor's License and the Federal Heavy Highway Usage permits for our hauling work, and the OSHA Hazardous Materials regulations which require the training of employees addressed below. Therefore, there have been no significant costs or effects of compliance with regulations on our remediation business.

If we decide to acquire our own remediation site, we will be required to obtain permits and meet federal and state environmental compliance standards. The costs of obtaining permits and complying with such standards could be significant and might have a material adverse effect on the viability of expanded remediation operations.

Employees
---------
As of March 27, 2002, EPC had 4 full-time employees, all of whom are employees-at-will. EPC hires additional part-time employees on an as-needed basis. All employees receive special training in the handling of contaminated materials related to the EPC's bioremediation process.

As of March 20, 2001, IEI had 3 full-time employees in its executive office, all of whom are employees-at-will.

IEI Canada has no employees.  ROP has no employees.

ROP North America, Inc.
-----------------------
We have tried for several years to operate our wholly owned subsidiary, ROP North America, Inc.("ROP"). ROP has the equipment to operate a blending/processing plant in Amherstburg, Ontario, Canada to convert organic by-products from commercial food processors, such as potato and corn by-products, and certain organic material from other commercial, industrial and institutional sources, such as the syrup from ethanol production, into a livestock feed ingredient. However, our management has determined that these assets are essentially worthless and that the ROP operations are not worth pursuing.

                      ITEM 2. DESCRIPTION OF PROPERTIES

Executive office
----------------
Our principal executive office is located in Bloomfield, New Mexico, in a building owned by EPC. The building is a wood-framed mobile building of approximately 660 square feet. The building is located at 2040 West Broadway, Bloomfield, New Mexico, on land leased at a rate of $300 per month. The lease is on a month to month basis.

EPC owns a ten acre parcel of land five miles from Farmington, New Mexico, which it uses to receive and bioconvert hydrocarbon impacted soils, based on a joint permit with BP-Amoco. The site is fenced and configured to safely handle storm runoff. The property is used as a staging area to which BP-Amoco's contaminated soil is brought for treatment and then returned to either the original site or another site designated by BP-Amoco to receive the treated soil. The site is large enough to handle all current and future anticipated contaminated soil from BP-Amoco, and the nature of the remediation is such that the site can be used over and over as treated soil is removed.


                            ITEM 3. LEGAL PROCEEDINGS

We are involved in litigation with Middlemarch Farms, Ltd. (Middlemarch), a Canadian company, whereby Middlemarch is claiming a security interest in certain property transferred to our joint venture during March 1998. Middlemarch is claiming that there is an outstanding balance due of $230,300 plus interest. The property subject to the security interest is comprised of the assets and liabilities which were transferred to the joint venture in March 1998.

We claim that the amount has been paid but have recorded a contingent liability for the claimed amount (included in contingent liabilities of $554,936 at December 31, 2001). If Middlemarch proceeds with its claim, we may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Our management is currently working on settlement arrangements but finalization is contingent on the agreement of certain third parties. Until that occurs, we have included the full amount as a contingent liabiliity at December 31, 2001.

On March 17, 1999, we received a letter from Canadian counsel threatening litigation on behalf of Diamond Measure, Inc., a Canadian corporation with which we engaged in discussions about a possible acquisition during 1994. We claim that negotiations were never consummated, and no contract was ever signed. On August 6, 1999, our Canadian counsel was served with a statement of Claim filed in the Superior Court of Justice in Windsor Ontario on August 4, 1999, by Diamond Measure, Inc. and Ronald McGuire, against the Company. The claim is for a total of $1.5 million Canadian for breach of contract and detrimental reliance, $1 million to Diamond Measure, Inc., and $500,000 to Ronald McGuire. We claim no agreement was ever reached and no written contract was signed. We believe that the action is without merit.

On November 13, 2000, a complaint was filed against us by the Worthington Company and Paul Parshall in the Franklin County Common Pleas Court in Columbus, Ohio alleging breach of contract in connection with a 1994 merger agreement, and asking damages of $22,500 plus court costs, attorney's fees and interest. Mr. Parshall is one of our former officers, directors and promoters. In August 2001, we negotiated a settlement in this action for a total of $17,000, to be paid as a one time payment of $5,000, with monthly payments of $1,000 for twelve months. At the date of this filing, we have paid the $5,000 and are current on our monthly payments.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                  PART II

     ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At March 27, 2002, our common stock was quoted on the NASD's OTC Bulletin Board under the symbol "IECS".

The table below sets forth, for the respective periods indicated, the prices of our common stock in the over-the-counter market as reported by the NASD's OTC Bulletin Board. The bid prices represent inter-dealer quotations, without adjustments for retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 2001      High Bid         Low Bid
-----------------------------------      --------         --------
Fourth Quarter                           $0.025           $0.005
Third Quarter                            $0.027           $0.006
Second Quarter                           $0.060           $0.015
First Quarter                            $0.080           $0.023

Fiscal Year Ended December 31, 2000      High Bid         Low Bid
-----------------------------------      --------         --------
Fourth Quarter                           $0.15            $0.03
Third Quarter                            $0.13            $0.05
Second Quarter                           $0.37            $0.06
First Quarter                            $0.45            $0.05

Fiscal Year Ended December 31, 1999      High Bid         Low Bid
-----------------------------------      --------         --------
Fourth Quarter                           $0.19            $0.04
Third Quarter                            $0.26            $0.14
Second Quarter                           $0.28            $0.14
First Quarter                            $0.20            $0.15


As of March 27, 2001 we had approximately 1,800 shareholders and the reported bid and ask price for our common stock was $0.017.

As of March 27, 2001, we had issued and outstanding 73,208,947 shares of common stock.

Dividend Policy
---------------
We have not declared or paid cash dividends or made distributions in the past, and we does not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We have not entered into any credit or other agreements that would restrict our ability to pay dividends, however, we currently intend to retain and reinvest future earnings, if any, to finance our operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------
This report may contain "forward-looking" statements. Examples of forward-looking statements include, but are not limited to: (a) projections of revenues, capital expenditures, growth, prospects, dividends, capital structure and other financial matters; (b) statements of plans and objectives of our management or our Board of Directors; (c) statements of future economic performance; (d) statements of assumptions underlying other statements and statements about us and our business relating to the future; and (e) any statements using the words "anticipate," "expect," "may," "project," "intend" or similar expressions.

Results of Operations
---------------------
General
-------
Our revenues are generated primarily by our business operations in the United States through our subsidiary EPC. Since March, 1998, we have pursued the operational development of our subsidiary ROP, however, at December 31, 2001, our management has decided cease development efforts and write off the assets of ROP which are no longer in use. Our results of operations include the costs of our investment in ROP.

For fiscal years ended December 31, 2001 and 2000, the functional currency for our foreign subsidiary (IEI Canada and its subsidiaries) has been determined to be the Canadian Dollar. Assets and liabilities have been translated at year end exchange rates and operating statement items are translated at average exchange rates prevailing during the year. For the fiscal years ended December 31, 2001 and 2000, we had foreign currency translation adjustment losses of $4,727 and $20,267, respectively.

Year ended December 31, 2001 compared to December 31, 2000
----------------------------------------------------------
During the year ended December 31, 2001, approximately 100% of our revenues were from EPC and none of our revenues were from ROP. Revenues for the year ended 2001 were $981,600 with direct costs of $376,690 or approximately 38.4% of revenues. By comparison, our revenues for the year ended December 31, 2000 were $296,935 with direct costs of $295,192 or approximately 99.4% of revenues.

Revenues increased significantly in 2001 due to increased bioremediation work from BP-Amoco. The direct costs for the year ended December 31, 2001 as a percent of revenues was substantially lower than the same period in the preceding year because of the success of our cost cutting measures and an increase in higher margin bioremediation work.

EPC's bioremediation work for BP-Amoco is allocated between routine site maintenance and emergency clean-up. In the past, substantially all of IEI's revenues have been derived from bioremediation work performed for BP-Amoco.
In 1999 and 2000, our revenues from BP-Amoco decreased, however, that trend reversed for fiscal year 2001. Our relationship with BP-Amoco provides for us to provide bioremediation work for BP-Amoco sites in Colorado and New Mexico on an as needed basis. There is no specific time limit, guaranteed dollar amount of work, or term for the agreement. In addition, there is no guarantee that our revenues will continue and we cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the year ended December 31, 2001, our total operating expenses were $1,626,174, up from $1,367,313 in the prior year. During 2001, direct costs were $376,690, general and administrative expenses were $401,661 and depreciation and amortization were $163,163. For the year ended December 31, 2000, direct costs were $295,192, general and administrative expenses were $952,703, and depreciation and amortization were $109,870.

Our direct costs in 2001 were approximately 28% higher than in 2000 due to the staffing requirements needed to meet our increased workload. Our general and administrative expenses in 2001 were less than half those for 2000 because of our concerted efforts to reduce unnecessary expenses and cut general and administrative costs wherever feasible. Our depreciation and amortization in 2001 was 50% higher than 2000 because of additional depreciation taken on our Canadian assets.

In 2001, our board of directors determined that fixed assets associated with our operations in Canada were essentially worthless and therefore determined to write them off, resulting in a one time impairment expense of $681,904. This expense caused our operations to show a loss of $644,574, compared to $1,095,903 in 2000.

Without the impairment loss, our operating expenses for the year ended December 31, 2001 represent a substantial reduction of operating expenses compared to our prior year, coupled with a substantial increase in our revenues. The reduction in operating expenses for the fiscal year just ended is a direct result of the efforts we have undertaken to reduce cash outflows in non-revenue producing areas. Our management does not anticipate that operating costs can be reduced further while still maintaining viable operations. If additional revenue producing contracts are obtained, operating costs may increase due to the needs for additional workforce.

Other Income and Expense. Other expense for 2001 totaled $35,126, including $38,509 in interest expense on loans from a principal shareholder, offset by a gain of $3,383 on disposition of assets. Other expense for 2000 totaled $83,911, consisting of interest expense of $53,980, attributed primarily to the line-of credit from a related party, and loss on disposition of assets of $46,088, offset by other income of $16,157.

Extraordinary Item. In fiscal 2001, we recorded income from debt forgiveness of $5,500 due to a settlement of a claim. During the prior year, we recognized income from the forgiveness of $42,400 in debt by certain of our creditors.

Including the extraordinary items, we had a net comprehensive loss of $678,927, or $0.01 per share based on a weighted average number of shares outstanding of 73,208,947. In the prior year, we had a net comprehensive loss of $1,247,681, or $0.02 on a weighted average of 54,549,447 shares outstanding.

Liquidity and Capital Resources
-------------------------------
Historically, we have relied on the issuance of common stock and borrowing against assets for working capital, conversion of debt, payment of professional services, the expansion capital required by ROP and for continued development activities. However, in 2001, revenues have increased such that, except for the one time impairment of fixed assets, we would show a small net income for the year ended December 31, 2001. Because our revenues have fluctuated significantly in recent years, and because we do not have guaranteed contracts for future work, we cannot guarantee that the increased revenues in 2001 are part of a consistent trend.

At December 31, 2001, we had a working capital deficit of $274,259, with cash and cash equivalents of $142,785, accounts receivable of $77,321 and prepaid expenses of $12,012. Cash provided by operations for the year ended December 31, 2001, was $121,934, including the $681,904 impairment due to the write off of our Canadian assets. Cash for operations was derived primarily from operations, plus a loan from a principal shareholder of $75,000. We had cash flow of $3,469 from investing activities for the sale of fixed assets for $6,500, offset by the purchase of fixed assets for $3,032. We used $25,581 for financing activities, which included $75,000 received from a note payable offset by principal payments totaling $100,581 on previously issued notes payable. In fiscal 2001, we issued no common stock.

Because we have an accumulated deficit of $24,620,101 at December 31, 2001, have a working capital deficit and limited internal financial resources, the report of our auditor at December 31, 2001 contains a going concern modification as to our ability to continue. Beginning in late fiscal year 1998 and throughout fiscal year 2001, we have implemented measures to reduce cash outflows and increase working capital. We are aware of our ongoing cash requirements and will continue to control our general and administrative expenses until increased revenues justify increased expenditures. Our management believes that revenues will increase substantially in 2002 sufficient to cover the costs of operations. We may also rely on additional equity and/or debt financing if necessary.

We have signed agreements with a number of sales consultants who are supposed to be actively seeking opportunities to market our products and services. However, at December 31, 2001, no firm commitments or contracts for remediation work had been signed and we cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At December 31, 2001, we recorded $258,871 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings.

We have received an informal response from the IRS offering two possible settlement options. The options are for us to pay a lump sum of $82,812 within approximately 30 days after receipt of the official settlement notice letter, or to pay $104,781 over a 23 month period upon payment terms to be determined. We are waiting until receipt of the official notice to decide on the best course of action.

We have reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by us although we have issued shares of our common stock to such individuals as payment of such debts or because we are uncertain as the whether the creditors are holding us responsible for certain debts incurred by our former officers and directors. At December 31, 2001, we have recorded total contingent liabilities of $554,936.

Impact of Inflation
-------------------
We do not anticipate that inflation will have a material impact on our current or proposed operations.

Seasonality
-----------
Our bioremediation business operations tend to have varying degrees of seasonality. A majority of our bioremediation jobs are done on sites in and around Farmington, New Mexico, during the warm weather months. Since many of the clean-up sites are located in rural areas and accessible only over dirt or unimproved roads, our ability to excavate and remove contaminated soil can be restricted during inclement weather. In addition, soil is difficult or impracticable to dig and turn when the ground is frozen, the bioremediation process requires above freezing temperatures to be effective.


                        ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are set forth immediately following the signature page to this form 10-KSB.


          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our certified public accountants with respect to accounting practices or procedures or financial disclosure. See
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.



                                  PART III
     ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We believe that under the SEC's rules for reporting of securities transactions by directors and executive officers, all required reports for the year ended December 31, 2001 have been timely filed, except for the following:


The following table sets forth as of December 31, 2001, to our best knowledge the name and position of each Reporting Person that failed to file on a timely basis any report required pursuant to Section 16(a) during the most recent fiscal year.

     Name                   Position                 Report to be  Filed
     ----                   ---------                -------------------
    John Kiely              President and Director          Form 3

                     ITEM 10.  EXECUTIVE COMPENSATION

 The following tables set forth certain summary information concerning the compensation paid or accrued for each of the our last three completed fiscal years to our chief executive officer and each of our other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2001 the end of our last completed fiscal year). During the periods covered by the table, Walter Kolbe served as President until April 1999. Mr. Jarnagin was appointed as President in April 1999, and served until August 2001. Mr. Kiely was appointed as President in August 2001.

                          SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                           ----------------------

                     Annual Compensation                        Awards       Payouts
                                              Other      Restricted
Name and                                      Annual      Stock     Options  LTIP     All other
Principal Position Year  Salary     Bonus($) Compensation Awards   /SARs    Payout  Compensation
------------------ ----  ------     -------- ------------ ------   -------  ------  ------------
John Kiely          2001 $    -0-    -0-       -0-         -0-      -0-      -0-       -0-
President

Tom Jarnagin        2001 $ 37,500    -0-       -0-         -0-      -0-      -0-       -0-
President           2000 $ 60,000    -0-       -0-         -0-      -0-      -0-       -0-
                    1999 $ 36,833    -0-       -0-         -0-      -0-      -0-       -0-

Walter Kolbe        1999 $   -0-     -0-       -0-         -0-      -0-      -0-       -0-
President



Additional Executive Compensation
---------------------------------
Tom Jarnagin, our former President, was an employee-at-will, beginning April 19, 1999, at a salary of $5,000 per month. Since Mr. Jarnagin's resignation, we have no other employment agreements with members of management. All employees are treated as employees-at-will. We reimburse each officer for expenses incurred in connection with our business.

Board Compensation
------------------
Our board members do not receive compensation for their service as directors. We will pay for expenses incurred by directors in connection with their attendance at board meetings.

Bonuses and Deferred Compensation
---------------------------------
There are no compensation plans or arrangements, including payments to be received from us, with respect to any person named as a director, executive officer, promoter or control person above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control, or a change in the person's responsibilities.

Compensation Pursuant to Plans
------------------------------
Effective March 19, 1999, our board of directors approved the terms of the 1999 Stock Option and Award Plan (the "Award Plan"). The Award Plan was approved by our stockholders at a Special Meeting on April 19, 1999. In November 2001, our board unanimously approved a grant to Jake Hatcher, EPC's chief operations officer, of options to purchase 500,000 shares of common stock at an exercise price of $0.015, the then-current market price, exercisable for a period of five years from the date of grant, such shares to vest immediately on grant.

Options/SAR Grants in Last Fiscal Year
--------------------------------------
None.

Pension Table
-------------
Not Applicable.

Other Compensation
------------------
None.

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 27, 2002 the name and address and the number of shares of our Common Stock, par value $0.001 per share, held of record or beneficially by each person who held of record, or was known by us to own beneficially, more than 5% of the 73,208,947 shares of Common Stock issued and outstanding, and the name and shareholdings of each of our directors and of all our officers and directors as a group. We have reserved 31,822 shares of Common Stock for shares of IEI Canada, Inc. Class A Special Shares which are convertible into shares of our Common Stock, 7,875,001 shares of Common Stock for issuance pursuant to outstanding options, and 1,875,000 shares of Common Stock for issuance pursuant to outstanding warrants.

Principal Shareholders:
                                     Beneficial       % of
Class   Name and Address             Ownership        Class
------  ----------------             ----------       -----
Common  John P. Crowe                28,258,828 (1)   38.05
        1015 West 54th Street
        Kansas City, MO 64112

Common  Jeffrey M. Crowe              5,042,822 (2)    6.71
        800 Westover Road
        Kansas City, MO 64113

Officers and Directors:
                                     Beneficial       % of
Class   Name and Address             Ownership        Class
------  ----------------             ----------       -----
Common  John Kiely, President            81,464        0.11
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  Magaly Bianchini                735,888 (4)    1.01
        Industrial Ecosystems, Inc.
        2040 W. Broadway
        Bloomfield, NM  87413

Common  John P. Crowe                     - see above -

                                     ----------       -----
Common  Officers and Directors
         as a group (3 persons)      29,076,180       39.12
                                     ==========       =====


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

In addition, the following numbered notes referenced in the table apply:

(1) Represents 27,192,771 shares of our common stock held by John P. Crowe, and options to purchase 1,066,057 shares of our common stock granted to Mr. Crowe pursuant to the merger with ROP, exercisable at $0.09 per share until 6/29/05.

(2) Represents 3,060,138 shares of our common stock held by Jeffrey Crowe, options to purchase 107,684 shares of our common stock granted to Mr. Crowe pursuant to the merger with ROP, exercisable at $0.09 per share until 6/29/05, and warrants to purchase 1,875,000 shares of our common stock issued in connection with a private placement at $0.075 per share exercisable until 6/22/02.

(3) Represents 685,888 shares of our common stock held by Magaly Bianchini and options to purchase 50,000 shares of our common stock granted to Ms. Bianchini pursuant to our ISO plan at $0.16 per share exercisable until 4/30/04.

             ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others
---------------------------------------
The information set forth below is provided by based on what we believe may be material to the shareholders in light of all the circumstances of the particular case. The significance of the transactions disclosed may be evaluated by each shareholder after taking into account the relationship of the parties to the transactions and the amounts involved in the transactions.

We have reserved and recorded possible contingent liabilities to individuals, some of whom are related to or associated with certain former officers and directors, who have made loans or advances to us and still claim they are owed, although we believe we issued shares of Common Stock in full and complete payment of these amounts. We have recorded a total of contingent liabilities at December 31, 2001 of $554,936. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and our management intends to vigorously contest any claim that is made. It is reasonably possible, however, that we will have to pay the amounts and to be conservative, our management has recorded these possible debts as contingent liabilities.

In fiscal 2001, John Crowe loaned us a total of $75,000 at 15% per annum, secured by certain fixed assets of the Company. The loan is payable on demand.

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

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                                         Page
-----------------                                                         ----
Independent Auditors' Report of HJ & Associates, LLC,
 Certified Public Accountant                                              22
Consolidated Balance Sheet as of December 31, 2001                        23
Consolidated Statements of Operations for the years ended
 December 31, 2001 and 2000                                               25
Consolidated Statements of Stockholders' Equity (Deficit) for the years
 ended December 31, 2001 and 2000                                         26
Consolidated Statements of Cash Flows for the years ended
 December 31, 2001 and 2000                                               28
Notes to the Consolidated Financial Statements                            30

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

                                      INDUSTRIAL ECOSYSTEMS, INC.


Date: April 12, 2002                  By /S/ John Kiely, President (Chief
                                       Executive Officer and Chief Accounting
                                       Officer) and Director

Date: April 12, 2002                  By /S/ Magaly Bianchini, Director


Date: April 12, 2002                   By /S/ John P. Crowe, Director

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Industrial Ecosystems, Inc. and Subsidiaries
Bloomfield, New Mexico

We have audited the accompanying consolidated balance sheet of Industrial Ecosystems, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Ecosystems, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the consolidated financial statements, an error was discovered by management of the Company during the current year regarding an overaccrual of accrued interest during 2000 which resulted in the overstatement of previously reported amounts in accrued expenses and accumulated deficit as of December 31, 2000 and an overstatement of the net loss for the year ended December 31, 2000. An adjustment has been made to the above mentioned accounts to correct the error.



HJ & Associates, LLC
Salt Lake City, Utah
March 22, 2002

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet


ASSETS

                                                             December 31,
                                                                 2001
                                                              ----------

CURRENT ASSETS

Cash and cash equivalents (Note 1)                            $  142,785
Accounts receivable, net (Note 1)                                 77,321
Prepaid expenses                                                  12,012
                                                              ----------
Total Current Assets                                             232,118
                                                              ----------
PROPERTY AND EQUIPMENT (Net) (Notes 1 and 2)                      60,753
                                                              ----------
OTHER ASSETS

Restricted cash (Note 1)                                          39,187
                                                              ----------
Total Other Assets                                                39,187
                                                              ----------
TOTAL ASSETS                                                  $  332,058
                                                              ==========

















The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             December 31,
                                                                2001
                                                              ----------

CURRENT LIABILITIES

Accounts payable                                              $   62,464
Accrued expenses (Note 3)                                        258,871
Notes payable, related party (Note 5)                            153,000
Notes payable, current portion (Note 4)                           32,042
                                                              ----------
Total Current Liabilities                                        506,377
                                                              ----------
LONG-TERM DEBT

Notes payable (Note 4)                                            58,781
                                                              ----------
Total Long-Term Debt                                              58,781
                                                              ----------
Total Liabilities                                                565,158
                                                              ----------
COMMITMENTS AND CONTINGENCIES (Note 7)                           554,936
                                                              ----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 100,000,000 shares authorized of $0.001
 par value, 73,208,947 shares issued and outstanding              73,209
Class A-special shares: 4,000,000 authorized of no
 par value, 40,549 shares issued and outstanding                       -
Additional paid-in capital                                    23,757,090
Other comprehensive income (loss)                                  1,766
Accumulated deficit                                          (24,620,101)
                                                              ----------
Total Stockholders' Equity (Deficit)                            (788,036)
                                                              ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $  332,058
                                                              ==========










The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
And Other Comprehensive Income (Loss)
                                             For the Years Ended
                                                 December 31,
                                             2001            2000
                                          -----------     -----------
                                                          (Restated)
REVENUES                                  $   981,600     $   296,935
                                          -----------     -----------
EXPENSES
Direct costs                                  376,690         295,192
General and administrative                    401,661         952,703
Bad debt expense                                2,756           9,548
Impairment of goodwill (Note 6)                     -          25,525
Impairment of fixed assets (Note 2)           681,904               -
Depreciation and amortization                 163,163         109,870
                                          -----------     -----------
Total Expenses                              1,626,174       1,392,838
                                          -----------     -----------
Loss from Operations                         (644,574)     (1,095,903)
                                          -----------     -----------
OTHER INCOME (EXPENSE)
Other income                                        -          16,157
Interest expense                              (38,509)        (53,980)
Gain (loss) on disposition of assets            3,383         (46,088)
                                          -----------     -----------
Total Other Income (Expense)                  (35,126)        (83,911)
                                          -----------     -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
ITEMS                                        (679,700)     (1,179,814)
                                          -----------     -----------
EXTRAORDINARY ITEMS
Debt forgiveness (Note 7)                       5,500          42,400
                                          -----------     -----------
Total Extraordinary Items                       5,500          42,400
                                          -----------     -----------
INCOME TAX EXPENSE (BENEFIT)                        -               -

NET INCOME (LOSS)                            (674,200)     (1,137,414)
                                          -----------     -----------
OTHER COMPREHENSIVE INCOME (LOSS)
Loss on foreign currency adjustments           (4,727)        (20,267)
                                          -----------     -----------
NET COMPREHENSIVE INCOME (LOSS)           $  (678,927)    $(1,157,681)
                                          -----------     -----------
BASIC EARNINGS (LOSS) PER SHARE
Before extraordinary items                $     (0.01)    $     (0.02)
Extraordinary items                              0.00            0.00
                                          -----------     -----------
Basic Earnings (Loss) Per Share           $     (0.01)    $     (0.02)
                                          ===========     ===========
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                               73,208,947      54,549,447
                                          ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)

                                       Common Stock            Additional       Other
                                       ------------             Paid-In     Comprehensive    Accumulated
                                    Shares      Amount          Capital      Income(Loss)      Deficit
                                 ----------     --------      -----------    ---------       -------------
Balance, December 31, 1999       40,241,683      $40,242      $21,136,268      $26,760       $ (22,808,487)

Common stock and warrants
 issued for cash at $0.0675
 per share                        2,400,000        2,400          159,600            -                   -

Common stock and warrants
 issued for cash at $0.10
 per share                        1,800,000        1,800          178,200            -                   -

Common stock issued through
 exercise of options at $0.22
 per share                          484,000          484          105,996            -                   -

Common stock and warrants
 issued for cash at $0.10
 per share                          900,000          900           89,100            -                   -

Common stock issued through
 exercise of options at $0.16
 per share                           75,000           75           11,925            -                   -

Common stock issued in lieu of
 debt and acquisition of
 remaining 50% of ROP North
 America, Inc. (Note 6)          18,699,930       18,700        1,664,294            -                   -

Common stock issued for cash
 at $0.05 per share               2,000,000        2,000           98,000            -                   -

Common stock issued for
 cash at $0.03 per share          3,333,334        3,333           96,667            -                   -

Common stock and warrants
 issued for cash at $0.04
 per share                        1,875,000        1,875           73,125            -                   -

Common stock issued through
 exercise of options at $0.055
 per share                          200,000          200           10,800            -                   -

Common stock issued through
 exercise of options at $0.05
 per share                        1,200,000        1,200           58,800            -                   -

Additional goodwill through
 granting of options                      -             -          26,215            -                   -
                                 ----------       -------     -----------      -------        ------------
Balance Forward                  73,208,947       $73,209     $23,708,990      $26,760       $ (22,808,487)
                                 ----------       -------     -----------      -------        ------------


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(Continued)


                                       Common Stock            Additional       Other
                                       ------------             Paid-In     Comprehensive    Accumulated
                                    Shares      Amount          Capital      Income(Loss)      Deficit
                                 ----------     ---------     -----------    ----------      ------------
Balance Forward                  73,208,947       $73,209     $23,708,990      $ 26,760      $(22,808,487)

Additional expense recorded
through granting of options/
warrants                                  -             -          48,100             -                 -

Currency translation
adjustment                                -             -               -       (20,267)                -


Net loss for the year ended
 December 31, 2000                        -             -               -             -        (1,137,414)
                                 ----------      --------     -----------      --------      ------------
Balance, December 31, 2000       73,208,947        73,209      23,757,090         6,493       (23,945,901)

Currency translation adjustment           -             -               -        (4,727)                -

Net income for the year ended
 December 31, 2001                        -             -               -             -          (674,200)
                                 ----------      --------     -----------      --------      ------------
Balance, December 31, 2001       73,208,947     $ 73,209      $23,757,090      $ 1,766      $(24,620,101)
                                 ==========     ========      ===========      =======       ============










The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                       December 31,
                                              2001                  2000
                                            ---------            ---------
                                                                 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $ (674,200)         $(1,137,414)
Adjustments to reconcile net income
(loss) to net cash provided
 (used) by operating activities:
Depreciation and amortization                 163,163              109,870
Impairment of goodwill                              -               25,525
Impairment of fixed assets                    681,904                    -
Loss (gain) on disposition of assets           (3,383)              46,088
Bad debt expense                                2,756                9,548
Expense on options and warrants granted             -               48,100
Debt forgiveness                               (5,500)             (42,400)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable    (29,037)             (28,080)
(Increase) decrease in deposits and
prepaid expenses                                6,262                2,572
(Increase) decrease in restricted cash          2,474                1,645
Increase (decrease) in accounts payable       (32,357)             (29,078)
Increase (decrease) in accrued expenses        26,852              (36,252)
Increase (decrease) in contingent
liabilities                                   (17,000)              37,500
                                            ---------            ---------
Net Cash Provided (Used) by Operating
Activities                                    121,934             (992,376)
                                            ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets                            6,500               35,000
Purchase of fixed assets                       (3,032)             (38,751)
                                            ---------            ---------
Net Cash Provided (Used) by Investing
Activities                                      3,468               (3,751)
                                            ---------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable           (73,581)             (60,255)
Principal payments on related party
notes payable                                 (27,000)                   -
Cash received from notes payable                    -               53,589
Cash received from notes payable -
related                                        75,000              105,000
Issuance of common stock for cash                   -              896,480
                                            ---------            ---------
Net Cash Provided (Used) by Financing
Activities                                    (25,581)             994,814
                                            ---------            ---------
NET INCREASE (DECREASE) IN CASH                99,821               (1,313)

CASH AT BEGINNING OF PERIOD                    42,964               44,277
                                            ---------            ---------
CASH AT END OF PERIOD                      $  142,785           $   42,964
                                            =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Continued)

                                                    For the Years Ended
                                                       December 31,
                                              2001                  2000
                                            ---------            ---------
                                                                 (Restated)
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest                                   $   36,756           $   30,328
Income taxes                               $        -           $        -

NON-CASH FINANCING ACTIVITIES:
Stock issued in lieu of debt and in
acquisition of the remaining 50% of
ROP North America, Inc.                    $        -           $1,709,209


















The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a.  Organization (continued)

On June 30, 2000, the Company acquired the remaining 50% interest in ROP North America, Inc. through a series of transactions by issuing 18,699,930 shares of its outstanding common stock valued at $1,682,994. This 50% interest was recorded as a purchase on June 30, 2000 (see Note 6). ROP North America, Inc. is a 100% owned subsidiary at June 30, 2000. Since the transaction was accounted for as a purchase at June 30, 2000, the consolidated statement of operations for the year ended December 31, 2000 only includes the operations of the subsidiary for the six months ended December 31, 2000.

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

                                                    December
                                                2001        2000
                                             ----------   ----------
                                                          (Restated)
Numerator - income (loss)                   $  (674,200) $(1,137,414)

Denominator - weighted average number of
  shares outstanding                         73,208,947   54,549,447
                                             ----------   ----------
Income (loss) per share                     $     (0.01) $     (0.02)
                                             ==========   ==========

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Newly Issued Accounting Pronouncements

SFAS No.'s 141 and 142   In June 2001, the Financial Accounting Standards
Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and any goodwill will not be amortizable.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Newly Issued Accounting Pronouncements (Continued)

SFAS No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS No. 144   On October 3, 2001, the Financial Accounting Standards Board
issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Description                  Estimated Useful Life
-----------                  ---------------------
Furniture and fixtures           3 to 7 years
Machinery and equipment          5 to 7 years
Computers                        5 years
Vehicles                         5 years
Leasehold improvements           15 years
Buildings                        15 years


g.  Restricted Cash

The Company holds a certificate of deposit with a Canadian bank in the amount of $39,187 as of December 31, 2001, which is being used as security and collateral on a demand note with the same bank. The cash cannot be withdrawn from the CD until after the demand note is paid in full.

h.  Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $11,478 as of December 31, 2001.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.  Provision For Taxes

At December 31, 2001, the Company had an accumulated deficit of $24,620,101 which includes net operating loss carryforwards that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements as the Company believes there is a 50% or greater chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                             For the Years Ended
                                                 December 31,
                                             2001          2000
                                          ----------    ----------
                                                        (Restated)

Income tax benefit at statutory rate     $   256,196   $   432,000
Change in valuation allowance               (256,196)     (432,000)
                                          ----------    ----------
                                         $         -   $         -
                                          ==========    ==========

Deferred tax assets (liabilities) are comprised of the following:

                                             For the Years Ended
                                                 December 31,
                                             2001          2000
                                          ----------    ----------
Income tax benefit at statutory rate     $ 1,267,665   $ 1,011,469
Change in valuation allowance             (1,267,665)   (1,011,469)
                                          ----------    ----------
                                         $         -   $         -
                                          ==========    ==========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

j.  Principles of Consolidation

The consolidated financial statements include those of Industrial Ecosystems, Inc. and its wholly-owned subsidiaries.

All material intercompany accounts and transactions have been eliminated.

k.  Statement of Cash Flows

The Company's foreign subsidiaries use the local currency as its functional currency. Accordingly, assets and liabilities are translated at year-end exchange rates, and operating statement items are translated at average exchange rates prevailing during the year. The

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.  Statement of Cash Flows (Continued)

resultant cumulative translation adjustments to the assets and liabilities are recorded as a separate component of stockholders' equity. Exchange rate adjustments resulting from foreign currency transactions are included in the determination of net income (loss).

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.  Stock Options and Warrants (Continued)

Under the accounting provisions of SFAS No. 123, the Company's net income
(loss) for the years ended December 31, 2001 and 2000 would have changed from the reported net income (loss) as follows:

2000                              Proforma       As Reported
----                             ----------      -----------
Net loss                        $(1,137,414)    $ (1,137,414)
Loss per common share
     Basic                            (0.02)           (0.02)
     Diluted                          (0.02)           (0.02)


2001                              Proforma       As Reported
----                             ----------      -----------
Net loss                        $  (681,090)    $   (674,200)
Income per common share
     Basic                            (0.01)           (0.01)
     Diluted                          (0.01)           (0.01)

p.  Concentration of Risks

During the ears ended December 31, 2001 and 2000, one customer accounted for 95% and 93% of sales, respectively, additionally this customer accounted for 100% of accounts receivable at December 31, 2001.

NOTE 2 -PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                      December 31,
                                         2001
                                      ------------
Furniture and fixtures               $      27,931
Machinery and equipment                    371,253
Computers                                   14,875
Vehicles                                    49,923
Leasehold improvements                      11,671
Buildings                                   14,905
Land                                        31,561
                                      ------------
                                           522,119
Accumulated depreciation                  (461,366)
                                      ------------
Net property and equipment           $      60,753
                                      ============

Depreciation expense for the years ended December 31, 2001 and 2000 was $163,163 and $109,870, respectively. Additionally, for the year ended December 31, 2001, the company recognized a loss on impairment of assets of $681,904 for assets no longer in use.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 3 -ACCRUED EXPENSES

Accrued expenses as of December 31, 2001 consist primarily of accrued interest and unpaid payroll taxes, unemployment taxes, and other taxes due both the federal and state taxing authorities. The Company has been delinquent on filing these tax forms in the past but was current in its filing during 2001. Reasonable interest and penalties have also been accrued as of December 31, 2001.

The following summarizes accrued expenses as of December 31, 2001:

Accrued payroll taxes, penalties and interest         $   224,438
Accrued interest                                            4,742
Accrued wages                                              11,245
Accrued vacation                                           13,557
Other                                                       4,889
                                                       ----------
Total                                                 $   258,871
                                                       ==========

NOTE 4 -NOTES PAYABLE

Notes payable consisted of the following:
                                                                 December 31,
                                                                     2001
                                                                 ------------
Note payable to a finance company, interest at 11.08% per
  annum, principal and interest of $1,552 due monthly, matures
 in May 2002, unsecured.                                        $       7,550

SBA note payable to a bank, interest at prime +3% per
 annum, requires monthly payments of $1,633 plus interest,
 matures in December 2005, secured by machinery,
 equipment and certificate of deposit.                                 83,273
                                                                 ------------
Total Notes Payable                                                    90,823

Less: Current Portion                                                 (32,042)
                                                                 ------------
Long-Term Notes Payable                                         $      58,781
                                                                 ============

The aggregate principal maturities of notes payable are as follows:

 Year Ended December 31,       Amount
 -----------------------     ----------
      2002                  $    32,042
      2003                       19,594
      2004                       19,594
      2005                       19,593
      2006                            -
      2007 and thereafter             -
                             ----------
      Total                 $    90,823
                             ==========

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 5 -NOTE PAYABLE - RELATED PARTY

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

During the year ended December 31, 2000, an affiliate loaned the Company $105,000 under a line of credit note with interest accruing at 12.0%. An additional $75,000 was loaned to the Company during 2001 by the same related party at 15% interest. Payments of $27,000 were also made to the related party during 2001. The amount is secured by a security agreement in certain fixed assets of the Company. The amount is payable on demand.

NOTE 6 -INVESTMENT IN JOINT VENTURE

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

1.10,392,337 shares issued to acquire JFJ's 50% membership interest in the joint venture and the resulting wholly-owned subsidiary was merged into the Company.

2.6,715,071 shares issued to JFJ in lieu of the outstanding line-of-credit due of $750,000 plus interest, plus an additional $57,695 that was owed to JFJ by the joint venture (see Note 5).

3.1,592,522 shares issued in lieu of debt owed by the joint venture to an affiliate of the Company and a principal of JFJ of $191,550 in principal and interest.

4.JFJ also received options to acquire and additional 2,261,334 shares of the Company's common stock at an exercise price of $0.09 per share (see Note 9). These options were valued at $26,215 resulting in additional goodwill through the acquisition.

As part of the transaction, ROP North America, LLC was dissolved leaving ROP North America, Inc. as the surviving operating entity. In addition, IEI Canada, Inc. transferred its ownership interest in ROP North America, Inc. to the parent company, IEI.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 6 -INVESTMENT IN JOINT VENTURE (Continued)

Therefore, at June 30, 2000, ROP North America, Inc. became a wholly-owned subsidiary of IEI.

As part of the transaction, goodwill of $25,525 was recorded which consisted of the excess of the purchase price over the fair value of net tangible assets of the purchased subsidiary. For the year ended December 31, 2000, an impairment loss on goodwill of $25,525 was recorded since the Company was unable to determine the present value of the future cash flows of the purchased subsidiary.

ROP North America, Inc. was established to transform organic by-product from commercial waste streams into livestock feed. This process is accomplished in part, through a liquid feed system. ROP North America, Inc. also raises approximately 15,000 hogs under contract. In addition, the hog farm is a beta-site for the liquid feed products.

Pro Forma Results for the ROP North America Acquisition

The following unaudited pro forma data is presented to show pro forma revenues, net loss before extraordinary item, extraordinary item, net loss and basic net loss per share for the year ended December 31, 2000 as if the acquisition, which was effective July 1, 2000 had occurred on January 1, 2000 in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations":

2000                                   Proforma      As Reported
----                                  ----------     -----------
Revenue                              $   418,282    $    296,935
Net loss before extraordinary item    (1,269,018)     (1,179,814)
Net loss                              (1,226,618)     (1,137,414)
Loss per common share
     Basic                                 (0.02)          (0.02)
     Diluted                               (0.02)          (0.02)

NOTE 7 -COMMITMENTS AND CONTINGENCIES

The Company has reserved and recorded contingent liabilities to individuals who claim they are still owed certain amounts although the Company issued shares of common stock in payment of the debts. The Company has recorded contingent liabilities at December 31, 2001 of $554,936. During the year ended December 31, 2000, $42,400 of contingent liabilities were settled through a full release by the respective creditors. During the year ended December 31, 2001, a contingent liability totaling $22,500 was settled for a total of $17,000. Corresponding income from the debt forgiveness was recorded by the Company for the years ended December 31, 2001 and 2000. Additional contingent liabilities totaling $37,500 were recorded during the year ended December 31, 2000. It is currently uncertain as to whether or not the remaining amounts will be paid in the future and management of the Company intends on vigorously contesting any claim that is made. It is reasonably possible, however, that the Company will have to pay the amounts and to be conservative, management has recorded these debts as contingent liabilities.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000


NOTE 7 -COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company claims that the amount has been paid but has recorded a contingent liability for the claimed amount (included in contingent liabilities of $554,936 at December 31, 2001). If Middlemarch proceeds with its claim, the Company may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Management is currently working on settlement arrangements but finalization awaits agreement of certain third parties. Until that occurs, the Company has included the full amount as a contingent liabiliity at December 31, 2001.

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

NOTE 8 -CLASS A-SPECIAL SHARES

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

During the year ended December 31, 1999, the Company issued 222,752 shares of its outstanding common stock to convert a total of 283,841 of the class A-special shares. At December 31, 2001, 40,549 class A-special shares remain outstanding that are convertible at the holders option into 31,822 shares of the Company's common stock. These shares have been included in additional paid-in capital of the Company until they are converted into IEI shares.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 9 -STOCK OPTIONS

A summary of the status of the Company's stock options as of December 31, 2001 and changes during the year ending December 31, 2001 are presented below:

                                                         Weighted
                                                          Average
                                                          Exercise
                                              Options      Price
                                           -----------   -----------
Outstanding, December 31, 2000               7,375,001   $      0.20
Granted                                        500,000          0.01
Expired/Canceled                                     -             -
Exercised                                            -             -
                                           -----------   -----------
Outstanding, December 31, 2001               7,875,001   $      0.19
                                           ===========   ===========
Exercisable, December 31, 2001               7,875,001   $      0.19
                                           ===========   ===========

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

On March 13, 1998, the Board of Directors agreed to issue options to various individuals who have provided and may continue to provide consulting and other services to the Company. Stock options for a total of 4,131,000 (post-split) shares of common stock were granted at an exercise price of $0.225 per share. At the time the options were granted, the exercise price was equal to, or greater than, the prior 10-day average trading price of the Company's shares. 591,000 of these options will expire if not exercised by March 13, 2003. The remaining 3,540,000 options are "cashless" options and will expire if not exercised by March 13, 2005. During the year ended December 31, 2000, a total of 484,000 of the options were exercised for $106,480. No options were exercised during 2001.

In May 1999, the Board of Directors of the Company agreed to issue 225,000 options, exercisable at $1.00 per share and expiring on May 31, 2003, to an unaffiliated third party in settlement of an outstanding lease obligation for one of its Canadian subsidiaries. The exercise price for the options was determined by negotiations between the parties.

In April 1999, the Company issued 720,000 options exercisable at $0.16 per share and expiring on April 30, 2004. In June 1999, the Company issued an additional 400,000 options exercisable at $0.20 per share and expiring on June 3, 2004. In July 1999, the Company issued an additional 100,000 options exercisable at $0.21 per share and expiring on July 28, 2004. In December 1999, the Company issued an additional 80,000 options exercisable at $0.06 per share and expiring on December 1, 2004. The 720,000 options, the 400,000 options, the 100,000 options and the 80,000 options were issued pursuant to the Company's 1999 Stock Option and Award Plan and the exercise price of the

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 9 -STOCK OPTIONS (Continued)

respective options is equal to or greater than the prior 10-day average trading price of the Company's shares. During the year ended December 31, 2000, 75,000 of the options were exercised at $0.16 per share for $12,000 and 150,000 of the options were cancelled. In August 2000, the Company granted 200,000 options to a consultant exercisable at $0.055 per share until August 21, 2005. These options were exercised during 2000 for $11,000. In October 2000, the Company granted 1,200,000 options exercisable at $0.05 per share until October 24, 2001. These options were exercised during 2000 for $60,000.

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

On November 12, 2001, the Company granted an employee 500,000 stock options to purchase shares of common stock at $0.015 per share, exercisable for five years.

NOTE 10 -STOCK WARRANTS

A summary of the status of the Company's stock warrants as of December 31, 2001 and changes during the year ending December 31, 2001 are presented below:

                                                        Weighted
                                                        Average
                                                        Exercise
                                            Warrants     Price
                                           ----------   ----------
Outstanding, December 31, 2000              9,675,000   $     0.39
Granted                                             -            -
Expired/Canceled                           (7,800,000)        0.31
Exercised                                           -            -
                                           ----------   ----------
Outstanding, December 31, 2001              1,875,000   $    0.075
                                           ==========   ==========
Exercisable, December 31, 2001              1,875,000   $    0.075
                                           ==========   ==========

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2001 and 2000

NOTE 10 -STOCK WARRANTS (Continued)

Additional expense of $35,599 was recorded during the year ended December 31, 2000 pursuant to the Black-Scholes calculation pertaining to the fair value of the warrants granted during the year.

NOTE 11 -GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $24,620,101 at December 31, 2001, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. The Company has implemented a cash flow plan and has developed an overall strategy and certain financing options to meet its ongoing needs. Management of the Company believes that revenues will increase substantially during 2002 sufficient enough to cover the costs. It is the intent of management to rely upon additional equity financing if required to sustain operations until revenues are adequate to cover the costs.

NOTE 12 -PRIOR PERIOD ADJUSTMENT

The Company has restated its financial statements to reflect adjustments related to accrued interest. Subsequent to the original issuance of the December 31, 2000 consolidated financial statements, the Company determined that accrued interest had been overstated by $90,000 resulting in the overstatement of the Company's net loss for the year ended December 31, 2000 by $90,000. Correction of this error had the following effect to the December 31, 2000 statements:

                               Originally         As
                                Reported       Restated       Difference
                              ------------    ------------    ----------
Net loss                     $  (1,227,414)  $  (1,137,414)  $    90,000
Accumulated deficit            (24,035,901)    (23,945,901)       90,000
Loss per share               $       (0.02)  $       (0.02)  $         -