Form 10QSB
period 2002-03-31
INDUSTRIAL ECOSYSTEMS INC
filed 2002-06-05
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    March 31, 2002

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                        73,208,947
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of April 29, 2002

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

                                                   March 31,    December 31,
                                                      2002          2001
                                                 ------------   ------------
                                           (Unaudited)
CURRENT ASSETS

 Cash                                           $      30,725  $     142,785
 Accounts receivable, net                              46,269         77,321
 Prepaid expenses                                      12,012         12,012
                                                 ------------   ------------
   Total Current Assets                                89,006        232,118
                                                 ------------   ------------
PROPERTY AND EQUIPMENT (Net)                           88,756         60,753
                                                 ------------   ------------
OTHER ASSETS

 Restricted cash                                       39,219         39,187
                                                 ------------   ------------
   Total Other Assets                                  39,219         39,187
                                                 ------------   ------------
TOTAL ASSETS                                    $     216,981  $     332,058
                                                 ============   ============



















The accompanying notes are an integral part these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   March 31,    December 31,
                                                     2002           2001
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT LIABILITIES

 Accounts payable                               $      59,983  $      62,464
 Accrued expenses                                     245,648        258,871
 Notes payable, related party                         153,000        153,000
 Notes payable, current portion                        44,708         32,042
                                                 ------------   ------------
   Total Current Liabilities                          503,339        506,377
                                                 ------------   ------------
LONG-TERM DEBT

 Notes payable                                         58,828         58,781
                                                 ------------   ------------
   Total Long-Term Debt                                58,828         58,781
                                                 ------------   ------------
   Total Liabilities                                  562,167        565,158
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES                         542,290        554,936
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; 100,000,000 shares authorized of
  $0.001 par value, 73,208,947 shares issued
  and outstanding                                      73,209         73,209
 Class A-special shares; 4,000,000 authorized of
  no par value, 40,549 shares issued and
  outstanding                                               -              -
 Additional paid-in capital                        23,757,090     23,757,090
 Other comprehensive income (loss)                      2,686          1,766
 Accumulated deficit                              (24,720,461)   (24,620,101)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)              (887,476)      (788,036)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $     216,981  $     332,058
                                                 ============   ============







The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
And Other Comprehensive Income (Loss)
(Unaudited)
                                                 For the Three Months Ended
                                                           March 31
                                                      2002         2001
                                                 ------------   ------------
REVENUES                                        $      63,516  $     304,548

EXPENSES

 Direct costs                                          93,254        148,524
 General and administrative                            68,392         65,505
 Depreciation and amortization                          1,492         43,074
                                                 ------------   ------------
   Total Expenses                                     163,138        257,103
                                                 ------------   ------------
   Income (Loss) from Operations                      (99,622)        47,445
                                                 ------------   ------------
OTHER INCOME (EXPENSE)

 Interest expense                                      (5,738)       (18,083)
 Gain on sale of fixed assets                           5,000              -
                                                 ------------   ------------
   Total Other Income (Expense)                          (738)       (18,083)
                                                 ------------   ------------
INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)            (100,360)        29,362
                                                 ------------   ------------
INCOME TAX EXPENSE (BENEFIT)                                -              -
                                                 ------------   ------------
NET INCOME (LOSS)                                    (100,360)        29,362
                                                 ------------   ------------
OTHER COMPREHENSIVE INCOME (LOSS)

 Income (loss) on foreign currency adjustments            920            977
                                                 ------------   ------------
NET COMPREHENSIVE INCOME (LOSS)                 $     (99,439) $      30,339
                                                 ============   ============
BASIC EARNINGS (LOSS) PER SHARE

 Net Income (Loss)                                      (0.00)          0.00
                                                 ------------   ------------
 Basic Earnings (Loss) Per Share                $       (0.00) $        0.00
                                                 ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                       73,208,947     73,708,947
                                                 ============   ============





The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)



                                                                    Additional       Other
                                             Common Stock            Paid-In      Comprehensive    Accumulated
                                         Shares        Amount        Capital         Income          Deficit
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2000             73,208,947    $  73,209    $  23,757,090    $   6,493    $  (23,945,901)

Currency translation adjustment                 -            -                -       (4,727)                -

Net loss for the year ended
 December 31, 2001                              -            -                -            -          (674,200)
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2001             73,208,947       73,209       23,757,090        1,766       (24,620,101)

Currency translation
adjustment (Unaudited)                          -            -                -          920                 -

Net loss for the three months
ended March 31, 2002
(Unaudited)                                     -            -                -            -          (100,360)
                                       ----------     --------     ------------     --------     -------------
Balance, March 31, 2002
(Unaudited)                            73,208,947    $  73,209    $  23,757,090    $   2,686    $  (24,720,461)
                                       ==========     ========     ============     ========     =============


















The accompanying notes are an integral part of these consolidated finanial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                 For the Three Months Ended
                                                           March 31
                                                      2002         2001
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                              $    (100,360) $      29,362
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
  Depreciation and amortization                         1,492         43,074
  Impairment of goodwill                                    -              -
  Gain on sale of fixed assets                         (5,000)             -
  Currency translation adjustments                     (7,865)             -
 Changes in assets and liabilities
  (Increase) decrease in accounts receivable           31,053       (164,497)
  (Increase) decrease in deposits and prepaid
   expenses                                                 -          4,437
  (Increase) decrease in restricted cash                  (32)             -
  Increase (decrease) in accounts payable              (2,482)         1,128
  Increase (decrease) in accrued expenses              (4,371)         9,578
  Increase (decrease) in contingent liabilities             -              -
                                                 ------------   ------------
   Net Cash Provided (Used) by Operating
    Activities                                        (87,565)       (76,918)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of fixed assets                             (29,495)
 Sale of fixed assets                                   5,000              -
                                                 ------------   ------------
   Net Cash Provided (Used) by Investing
    Activities                                        (24,495)             -
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments on notes payable                        -        (10,364)
 Cash received from notes payable - related                 -         50,000
                                                 ------------   ------------
   Net Cash Provided (Used) by Financing
    Activities                                              -         39,636
                                                 ------------   ------------
NET (DECREASE) IN CASH                               (112,060)       (37,282)

CASH AT BEGINNING OF PERIOD                           142,785         42,964
                                                 ------------   ------------
CASH AT END OF PERIOD                           $      30,725  $       5,682
                                                 ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:
Interest                                        $           -  $      30,328
Income taxes                                    $           -  $           -


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.


NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $24,720,461 at March 31, 2002, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has begun to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. It is the intent of management to conduct a 1 for 40,000 reverse stock split to terminate the Company's Securities and Exchange Commission ("SEC") registration and reporting requirements. Doing so will reduce ongoing legal and accounting fees associated with such reporting requirements.

NOTE 3 - SUBSEQUENT EVENT

On April 18, 2002, the Company filed a preliminary information statement with the Security and Exchange Commission proposing to amend its Articles of Incorporation to conduct a 1 for 40,000 reverse stock split. The main purpose of the reverse stock split is to terminate the Company's Securities and Exchange Commission ("SEC") registration and reporting requirements in conformity with Section 12(g)(4) of the Securities and Exchange Act of 1934 (the "1934 Act"). Fractional shares resulting from the split are being purchased for fair value, $0.0175 per share. It is anticipated that the reverse stock split will take place once it has gained full approval.

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

Results of Operations
---------------------
General
-------
Our revenues are generated primarily by our business operations in the United States through our subsidiary EPC. Since March, 1998, we have pursued the operational development of our subsidiary ROP, however, at December 31, 2001, our management decided to cease development efforts and write off the assets of ROP which are no longer in use. Our results of operations include the costs of our investment in ROP.

For the quarter ended March 31, 2002, the functional currency for our foreign subsidiaries has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the period ended March 31, 2002, we had a gain of $920 as a result of foreign currency translation adjustment.

Quarter ended March 31, 2002 compared to March 31, 2001
-------------------------------------------------------
During the quarter ended March 31, 2002, total revenues were $63,516 and direct costs associated therewith were $93,254 or approximately 146.8% of revenues. Total revenues for the quarter ended March 31, 2001 were $304,548 and direct costs associated therewith were $148,524, or approximately 48.8% of revenue. The substantial decrease in revenues for the current period as compared to the prior period can be attributed to an unexpected decrease in the remediation business during the quarter. The increase in direct costs as a percent of revenues for the current period as compared to the prior period is due to a larger percentage of lower margin hauling and roustabout work. Although remediation work contracts have increased since the end of the quarter, there is no guarantee that our revenues will be sustained and we cannot predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the quarter ended March 31, 2002 total operating expenses were $163,138, consisting of the direct costs listed above, general and administrative expenses of $68,392 and depreciation and amortization expenses of $1,492, resulting in a loss from operations of $99,622. For the quarter ended March 31, 2001 total operating expenses were $257,103, consisting of the direct costs listed above, general and administrative expenses of $65,505 and depreciation and amortization expenses of $43,074, resulting in income from operations of $47,445.

Our operating expenses for the quarter ended March 31, 2002 are lower than our operating expenses incurred for the quarter ended March 31, 2001 due to the lower direct costs associated with lower revenues, and the considerable drop in depreciation and amortization due to the write off of our ROP assets at December 31, 2001. We anticipate that operating expenses will remain at approximately the same level for the balance of its fiscal year unless significant new contracts require additions to the workforce.

Other Income and Expense. Other expense for the quarter ended March 31, 2002 was $738, consisting of interest expense of $5,738 offset by gain of $5,000 from the sale of fixed assets, compared to other expense for the prior year period for interest of $18,083 attributed to notes payable.

Including the foreign currency adjustment gain of $920, we had net comprehensive loss of $99,439 for the quarter ended March 31, 2002, compared to net comprehensive income of $30,339 for same quarter the prior year. The basic loss per share was $0.00 compared to $0.00 earnings per share for the quarter ended March 31, 2001. Our loss in the first quarter of 2002 was primarily due to the decrease in orders for remediation work in the last month and a half of the quarter.


Liquidity and Capital Resources
-------------------------------
Historically, we have relied on the issuance of common stock and borrowing against assets for working capital, conversion of debt, payment of professional services, and for continued development activities. However because we had some cash at the beginning of the first quarter of 2002 and because we received payments on work we completed prior to the beginning of the quarter, we did not have to borrow additional funds for operations despite the fact that expenses exceeded revenues. However, our cash reserves have been depleted, our revenues have fluctuated significantly in recent years, and we have no guaranteed contracts for future work, so we cannot accurately predict what our potential revenues will be for the balance of fiscal 2002.

We had a working capital deficit of $414,333 with cash of $30,725, accounts receivable, net, of $46,269,and prepaid expenses of $12,012 at March 31, 2002. Cash used in operations for the quarter was $87,565 and was derived primarily from cash on hand at the beginning of the quarter and payments received for accounts receivable. Our investing activities used $29,495 for the purchase of equipment, offset by $5,000 received from the sale of fixed assets. We had no financing activities in the quarter ended March 31, 2002.

Because we have an accumulated deficit of $24,720,461, have a working capital deficit and limited internal financial resources, the notes to our financial statements include a going concern modification as to our ability to continue. We have implemented measures to reduce cash outflows and increase working capital and we are aware of our ongoing cash requirements and intend to control our general and administrative expenses until increased revenues justify increased expenditures. We may also rely on additional equity and/or debt financing if necessary.

It is the intent of our management to conduct a 1 for 40,000 reverse stock split to terminate our registration and reporting requirements. Doing so will reduce ongoing legal and accounting fees associated with such reporting requirements.

We have signed agreements with a number of sales consultants who are supposed to be actively seeking opportunities to market our products and services. However, at March 31, 2002, no firm commitments or contracts for remediation work had been signed and we cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

At March 31, 2002, we recorded $245,648 in accrued expenses consisting primarily of accrued interest and unpaid payroll taxes, unemployment taxes, sales taxes and gross receipts taxes due both the federal and state taxing authorities, including reasonable interest and penalties for delinquent filings.

We have received an informal offer from the IRS for a total adequate payment of $166,697.61. We have responded with an offer of $82,412.81. At this time we are waiting for a further response.

We have reserved and recorded possible contingent liabilities to individuals who claim they are still owed money by us although we have issued shares of our common stock to such individuals as payment of such debts or because we are uncertain as the whether the creditors are holding us responsible for certain debts incurred by our former officers and directors. At March 31, 2002, we have recorded total contingent liabilities of $542,290.

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


SUBSEQUENT EVENT
----------------
On April 18, 2002, we filed a preliminary information statement with the Security and Exchange Commission proposing to conduct a 1-for-40,000 reverse stock split. The main purpose of the reverse stock split is to terminate our reporting obligations with the Securities and Exchange Commission ("SEC") in order to reduce ongoing legal and accounting fees associated with such reporting. At the date of this filing we have received comments from the SEC on the proposed action and are in the process of preparing our responses.

                        PART II - OTHER INFORMATION

                        ITEM 1.  LEGAL PROCEEDINGS

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

We claim that the amount has been paid but have recorded a contingent liability for the claimed amount. If Middlemarch proceeds with its claim, we may be involved in litigation with regard to the circumstances surrounding the creation of the claimed interest and the payment of the debt. Our management is currently working on settlement arrangements but finalization is contingent on the agreement of certain third parties.

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

On November 13, 2000, a complaint was filed against us by the Worthington Company and Paul Parshall in the Franklin County Common Pleas Court in Columbus, Ohio alleging breach of contract in connection with a 1994 merger agreement, and asking damages of $22,500 plus court costs, attorney's fees and interest. Mr. Parshall is one of our former officers, directors and promoters. In August 2001, we negotiated a settlement in this action for a total of $17,000, to be paid as a one time payment of $5,000, with monthly payments of $1,000 for twelve months. At the date of this filing, we are current on our monthly payments.

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

                                      INDUSTRIAL ECOSYSTEMS, INC.


Date: May 28, 2002                    By /S/ John Kiely, President (Chief
                                       Executive Officer and Chief Accounting
                                       Officer) and Director

Date: May 28, 2002                    By /S/ Magaly Bianchini, Director


Date: May 28, 2002                    By /S/ John P. Crowe, Director