Form 10QSB
period 2002-06-30
INDUSTRIAL ECOSYSTEMS INC
filed 2002-08-19
CIK 930764

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    June 30, 2002

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

(1)  Yes X    No     (2)  Yes X    No
        ---     ---          ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                        73,208,947
--------------------------------                ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of June 30, 2002

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

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

                                                   June 30,     December 31,
                                                     2002           2001
                                                 ------------   ------------
                                                  (Unaudited)

CURRENT ASSETS

 Cash and cash equivalents                      $       1,626  $     142,785
 Accounts receivable, net                              49,362         77,321
 Prepaid expenses                                       3,003         12,012
                                                 ------------   ------------
   Total Current Assets                                53,991        232,118
                                                 ------------   ------------
PROPERTY AND EQUIPMENT (Net)                           78,213         60,753
                                                 ------------   ------------
OTHER ASSETS

 Restricted Cash                                       41,456         39,187
                                                 ------------   ------------
   Total Other Assets                                  41,456         39,187
                                                 ------------   ------------
TOTAL ASSETS                                    $     173,660  $     332,058
                                                 ============   ============













The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

                                                   June 30,     December 31,
                                                     2002           2001
                                                 ------------   ------------
                                                  (Unaudited)
CURRENT LIABILITIES

 Accounts payable                               $      69,971  $      62,464
 Accrued expenses                                     256,602        258,871
 Notes payable, related party                         205,000        153,000
 Notes payable, current portion                        75,521         32,042
                                                 ------------   ------------
   Total Current Liabilities                          607,094        506,377
                                                 ------------   ------------
LONG-TERM DEBT

 Notes payable                                         32,133         58,781
                                                 ------------   ------------
   Total Long-Term Debt                                32,133         58,781
                                                 ------------   ------------
   Total Liabilities                                  639,227        565,158
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES                         542,288        554,936
                                                 ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock; 100,000,000 shares authorized
  of $0.001 par value, 73,208,947 shares issued
  and outstanding                                      73,209         73,209
 Class A- special shares; 4,000,000 authorized
  of no par value, 40,549 shares issued
  and outstanding                                           -              -
 Additional paid-in capital                        23,757,090     23,757,090
 Other comprehensive income (loss)                     (1,858)         1,766
 Accumulated deficit                              (24,836,296)   (24,620,101)
                                                 ------------   ------------
   Total Stockholders' Equity (Deficit)            (1,007,855)      (788,036)
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                               $     173,660  $     332,058
                                                 ============   ============








The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                     For the Three Months Ended       For the Six Months Ended
                                              June 30,                        June 30,
                                        2002            2001            2002            2001
                                    ------------    ------------    ------------    ------------
REVENUES                           $      42,956   $      86,567   $     106,472   $     391,115
                                    ------------    ------------    ------------    ------------
EXPENSES

 Direct cost                              11,468          73,364         104,722         221,888
 General and administrative              130,337         104,851         198,729         170,356
 Depreciation and amortization            11,185          26,732          12,677          69,806
                                    ------------    ------------    ------------    ------------
   Total Expenses                        152,990         204,947         316,128         462,050
                                    ------------    ------------    ------------    ------------
   Loss from Operations                 (110,034)       (118,380)       (209,656)        (70,935)
                                    ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)

 Gain on sale of assets                        -           2,000           5,000           2,000
 Interest expense                         (5,801)        (21,780)        (11,539)        (39,863)
                                    ------------    ------------    ------------    ------------
   Total Other Income (Expense)           (5,801)        (19,780)         (6,539)        (37,863)
                                    ------------    ------------    ------------    ------------
NET (LOSS)                              (115,835)       (138,160)       (216,195)       (108,798)
                                    ------------    ------------    ------------    ------------
OTHER COMPREHENSIVE (LOSS)

 Gain (loss) on foreign currency
  adjustments                             (4,544)         (3,109)         (3,624)         (2,132)
                                    ------------    ------------    ------------    ------------
NET COMPREHENSIVE (LOSS)           $    (120,379)  $    (141,269)  $    (219,819)  $    (110,930)
                                    ============    ============    ============    ============
BASIC (LOSS) PER SHARE             $       (0.00)  $       (0.00)  $       (0.00)  $       (0.00)
                                    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                73,208,947      73,208,947      73,208,947      73,208,947
                                    ============    ============    ============    ============






The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)



                                                                    Additional       Other
                                             Common Stock            Paid-In      Comprehensive    Accumulated
                                         Shares        Amount        Capital         Income          Deficit
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2000             73,208,947    $  73,209    $  23,757,090    $   6,493    $  (23,945,901)

Currency translation adjustment                 -            -                -       (4,727)                -

Net loss for the year ended
 December 31, 2001                              -            -                -            -          (674,200)
                                       ----------     --------     ------------     --------     -------------
Balance, December 31, 2001             73,208,947       73,209       23,757,090        1,766       (24,620,101)

Currency translation
adjustment (Unaudited)                          -            -                -       (3,624)                -

Net loss for the six months
ended June 30, 2002
(Unaudited)                                     -            -                -            -          (216,195)
                                       ----------     --------     ------------     --------     -------------
Balance, June 31, 2002
(Unaudited)                            73,208,947    $  73,209    $  23,757,090    $  (1,858)   $  (24,836,296)
                                       ==========     ========     ============     ========     =============











The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                 For the Six Months Ended
                                                          June 30,
                                                    2002            2001
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net (loss)                                    $    (216,195)  $    (108,798)
 Adjustments to reconcile net (loss) to net
  cash used by operating activities:
  Depreciation and amortization                       12,677          69,806
  (Gain) on sale of equipment                         (5,000)         (2,000)
  Currency transaction adjustment                     (3,624)         (2,132)
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable          27,957          10,706
  (Increase) decrease in deposits and prepaid
   expenses                                            9,009           4,928
  (Increase) decrease in restricted cash              (2,269)            366
  Increase (decrease) in accounts payable              7,507         (49,017)
  Increase (decrease) in accrued expenses             (2,269)         15,986
                                                ------------    ------------
   Net Cash (Used) by Operating Activities          (172,207)        (60,155)
                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase of fixed assets                            (30,137)              -
 Proceeds from sale of equipment                       5,000           2,000
                                                ------------    ------------
   Net Cash Provided (Used) by Investing
    Activities                                       (25,137)          2,000
                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

 Principal payments on notes payable                 (12,646)        (24,145)
 Cash received from notes payable - related           68,831          50,000
                                                ------------    ------------
   Net Cash Provided by Financing Activities          56,185          25,855
                                                ------------    ------------
NET INCREASE (DECREASE) IN CASH                     (141,159)        (32,300)

CASH AT BEGINNING OF PERIOD                          142,785          42,964
                                                ------------    ------------
CASH AT END OF PERIOD                          $       1,626   $      10,664
                                                ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION

CASH PAID FOR:

 Interest                                      $           -   $      17,858
 Income taxes                                  $           -   $           -



The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIAL ECOSYSTEMS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2002 and December 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $24,836,296 at June 30, 2002, a working capital deficit and limited internal financial resources. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. The Company has began to effect measures to reduce cash outflows and increase working capital through the issuance of additional shares of common stock for cash, services and conversion of debt. It is the intent of management to conduct a 1 for 40,000 reverse stock split to terminate the Company's Securities and Exchange Commissions ("SEC") registration and reporting requirements. Doing so will reduce ongoing legal and accounting fees associated with such reporting requirements.

NOTE 3 - MATERIAL EVENT

On August 12, 2002, the Company filed a definitive information statement with the Security and Exchange Commission proposing to amend its Articles of Incorporation to conduct a 1 for 40,000 reverse stock split. The main purpose of the reverse stock split is to terminate the Company's Securities and Exchange Commission (SEC) registration and reporting requirements in conformity with Section 12(g)(4) of the Securities and Exchange Act of 1934 (the "1934 Act"). Fractional shares resulting from the split are being purchased for fair value, $0.0175 per share. The reverse stock split will take place on September 2, 2002.

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

For the three and six months ended June 30, 2002, the functional currency for our foreign subsidiaries has been determined to be the Canadian Dollar. Any applicable assets and liabilities have been translated at period end exchange rates and operating statement items are translated at average exchange rates prevailing during the period. For the three and six months ended June 30, 2002, we had losses of $4,544 and $3,624, respectively, as a result of foreign currency translation adjustment.

Three and six months ended June 30, 2002 compared to June 30, 2001
------------------------------------------------------------------
During the three and six months ended June 30, 2002, our total revenues were $42,956 and $106,472, respectively, compared with total revenues of $86,567 and $391,115, respectively, for the three and six months ended June 30, 2001. The substantial decrease in our revenues for the current period as compared to the prior period can be attributed to an unexpected decrease in the remediation business during the year to date. Although our remediation work contracts appeared to be increasing at the beginning of the second quarter of 2002, remediation work declined thereafter and there is no guarantee that additional revenues will be available nor can we predict what events or uncertainties may be reasonably expected to have a material impact on the net sales revenues or income from continuing operations.

Corporate Expense. For the three and six months ended June 30, 2002, our total operating expenses were $152,990 and $316,128, respectively, consisting of direct costs of $11,468 and $104,722, general and administrative expenses of $130,337 and $198,729 and depreciation and amortization expenses of $11,185 and $12,677, resulting in losses from operations of $110,034 and $209,656, respectively. For the three and six months ended June 30, 2001, our total operating expenses were $204,947 and $462,050, respectively, consisting of direct costs of $73,364 and $221,888, general and administrative expenses of $104,851 and $170,356 and depreciation and amortization expenses of $26,732 and $69,806, resulting in losses from operations of $118,380 and $70,935, respectively.

Our operating expenses for the three and six months ended June 30, 2002 are lower than our operating expenses incurred for the same period the prior year primarily due to the lower direct costs associated with lower revenues, and the considerable drop in depreciation and amortization due to the write off of our ROP assets at December 31, 2001. General and administrative expenses increased slightly during the three and six months ended June 30, 2002 compared with the prior year due primarily to legal and professional expenses associated with the implementation of our plan to conduct a 1 for 40,000 reverse stock split to terminate our registration and reporting requirements. We anticipate that operating expenses will remain at approximately the same level for the balance of its fiscal year unless significant new contracts require additions to the workforce.

Other Income and Expense. Other expense for the three and six months ended June 30, 2002 was $5,801 and $6,539, respectively, consisting of interest expense of $5,801 and $11,539, offset (in the six month period) by gain of $5,000 from the sale of fixed assets, compared to interest expense for the prior year periods of $21,780 and $39,863, offset by a $2,000 gain on the sale of assets.

Including the foreign currency adjustment losses of $4,544 and $3,624, respectively, we had net comprehensive loss of $120,379 and $219,819 for the three and six months ended June 30, 2002, compared to net comprehensive losses of $141,269 and $110,930 for the same periods the prior year. The basic loss per share was $0.00 for all periods.

Liquidity and Capital Resources
-------------------------------
Historically, we have relied on the issuance of common stock and borrowing against assets for working capital, conversion of debt, payment of professional services, and for continued development activities. Although we had some cash at the beginning of 2002 and we received payments on work we completed prior to the beginning of the year, we still needed to borrow additional funds for operations because our expenses exceeded revenues. However, our cash reserves have been depleted, our revenues have fluctuated significantly in recent years, and we have no guaranteed contracts for future work, so we cannot accurately predict what our potential revenues will be for the balance of fiscal 2002.

We had a working capital deficit of $553,103 with cash of $1,626, accounts receivable, net, of $49,362,and prepaid expenses of $3,003 at June 30, 2002. Cash used in operations for the six months ended June 30, 2002 was $172,207 and was derived primarily from cash on hand at the beginning of the period and cash received from related party notes payable. Our investing activities used $30,137 for the purchase of equipment, offset by $5,000 received from the sale of fixed assets. Cash flows from financing activities for the six months ended June 30, 2002 consisted of $68,831 provided by the issuance of new notes payable, offset by $12,646 in principal payments on previously issued notes payable.

Because we have an accumulated deficit of $24,836,296, have a working capital deficit and limited internal financial resources, the notes to our financial statements include a going concern modification as to our ability to continue. We have implemented measures to reduce cash outflows and increase working capital and we are aware of our ongoing cash requirements and intend to control our general and administrative expenses until increased revenues justify increased expenditures. We are also relying on additional debt financing described below.

On August 12, 2002, we filed a Definitive Information Statement with the Securities and Exchange Commission describing our plan to conduct a 1 for 40,000 reverse stock split in order bring our shareholder base below the number necessary to terminate our registration and reporting requirements. We believe that doing so will reduce ongoing legal and accounting fees associated with such reporting requirements. The reverse split will be effective September 2, 2002 and we intend to terminate our registration and reporting requirements as soon thereafter as possible.

Following the reverse stock split, we intend to issue approximately 1,600 shares of new common stock in exchange for 73,208,947 shares of the common stock that is currently outstanding. It will cost approximately $163,000 to purchase the fractional shares after the reverse stock split.

To secure funds to pay for the reverse split and continuing operations, on May 15, 2002, we signed a line of credit promissory note and arranged to borrow up to $300,000 from John Crowe, our board chairman, at 10% per annum. The note is secured by a pledge of substantially all of our assets. The note has two components. We many borrow up to $100,000 for operations and have borrowed $68,831 as of June 30, 2002. We may borrow an additional $200,000 upon completion of the reverse stock split to pay costs associated with the reverse stock split. We pay interest quarterly and the note is due on May 15, 2003.

In an effort to increase our ability to accept additional remediation work, on May 4, 2002, we entered into a contract to purchase a 64 acre land farm adjacent to our existing land farm (which is restricted to remediation work for BP-Amoco) in Farmington, New Mexico for $750,000, subject to our securing financing to purchase the property. We were not able to secure such financing within the forty-five day due diligence period. However, John Crowe purchased the land farm through a private entity established for that purpose, and this entity, JFJ Landfarm, is leasing it to us for $10,000 per month, beginning August 1, 2002, for a term of one year with 2 one year renewable terms at our option. During the term, we have an option to purchase the land for $750,000 during year one, $775,000 during year two and $800,000 during year three.

We have signed agreements with a number of sales consultants who are supposed to be actively seeking opportunities to market our products and services. However, at June 30, 2002, no firm commitments or contracts for remediation work had been signed and we cannot predict how soon any agreements may be reached or how soon revenues, if any, from prospective contracts will be generated.

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

     None.

                       ITEM 5.  OTHER INFORMATION

     None.


                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        ---------

Exhibit 99 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(b)     Reports on Form 8-K.
        --------------------

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                      INDUSTRIAL ECOSYSTEMS, INC.


Date: August 19, 2002                 By /S/ John Kiely, President (Chief
                                       Executive Officer and Chief Accounting
                                       Officer) and Director

Date: August 19, 2002                 By /S/ Magaly Bianchini, Director


Date: August 19, 2002                 By /S/ John P. Crowe, Director